Form 10-Q
period 1996-06-30
INTRAV INC
filed 1996-08-02
CIK 942317

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549
                      ----------------------------------
                                 FORM 10-Q

      (Mark One)
      /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended JUNE 30, 1996
                                     -------------
                                    OR
      / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from---------------to---------------

                       COMMISSION FILE NUMBER 0-25990
            --------------------------------------------------------
                                INTRAV, INC.
             (Exact name of registrant as specified in its charter)
            --------------------------------------------------------
                    MISSOURI                      43-1323155
         (State or other jurisdiction of        (I.R.S. Employer
         incorporation or organization)      Identification Number)

             7711 BONHOMME AVENUE, ST. LOUIS, MISSOURI  63105
                (Address of principal executive offices)

                              (314) 727-0500
            (Registrant's telephone number, including area code)

                                 NO CHANGES
        (Former name, former address and former fiscal year, if change since last report)
            --------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                YES /X/                            NO / /
            --------------------------------------------------------
The Company had 5,151,400 shares of common stock outstanding at July 31, 1996.

                       PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

- ----------------------------------------------------------------------------------------------------------------------
INTRAV, INC.
STATEMENTS OF INCOME
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                                            THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                JUNE 30,                             JUNE 30,
                                                        --------------------------          --------------------------
                                                          1996              1995              1996              1995
                                                          ----              ----              ----              ----
                                                                (UNAUDITED)                        (UNAUDITED)
Program revenues                                        $ 10,095          $ 11,189          $ 33,804          $ 30,701

Cost of operations                                         8,909             9,648            29,095            26,141
                                                        --------          --------          --------          --------

Gross profit                                               1,186             1,541             4,709             4,560

Selling, general and administrative                        2,991             2,522             5,881             5,090
                                                        --------          --------          --------          --------

Operating income (loss)                                   (1,805)             (981)           (1,172)             (530)

Investment income                                            278               450               511               611
                                                        --------          --------          --------          --------

Income (loss) before provision for income taxes           (1,527)             (531)             (661)               81

Provision (credit) for income taxes                         (545)             (192)             (238)               29
                                                        --------          --------          --------          --------

Net income (loss)                                           (982)             (339)             (423)               52
                                                        --------          --------          --------          --------

Net income (loss) per common share                      $  (0.19)         $  (0.07)         $  (0.08)         $   0.01
                                                        --------          --------          --------          --------

Weighted average number of common shares
  outstanding                                              5,192             5,162             5,238             5,081
                                                        --------          --------          --------          --------

See notes to financial statements.

INTRAV, INC.
BALANCE SHEETS
(AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)
                                                                  JUNE 30,         DECEMBER 31,
ASSETS                                                              1996               1995
                                                                  --------         ------------
                                                                (UNAUDITED)
Current assets:
  Cash and cash equivalents                                       $ 18,928          $  9,066
  Marketable securities                                              8,826            12,234
  Accounts receivable                                                  848               795
  Prepaid program costs                                             14,553             7,706
  Prepaid expenses                                                     295               148
                                                                  --------          --------

          Total current assets                                      43,450            29,949

Property and equipment - net                                         2,199             2,311
Prepaid promotion costs                                              9,269             7,674
                                                                  --------          --------

          Total                                                   $ 54,918          $ 39,934
                                                                  --------          --------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                $    645          $  1,548
  Accrued expenses                                                   2,528             2,259
  Deferred revenue                                                  45,953            25,511
  Income taxes payable (deposit)                                      (130)              536
  Deferred income taxes                                              1,874             2,839
                                                                  --------          --------

          Total current liabilities                                 50,870            32,693

Deferred income taxes                                                  547               547

Stockholders' equity:
  Preferred stock, $.01 par value - authorized, 5,000,000
    shares; issued and outstanding, none
  Common stock, $.01 par value - authorized, 20,000,000
    shares; 5,325,000 shares issued and outstanding                     53                53
  Additional paid-in capital                                         3,017             3,017
  Retained earnings                                                  1,840             3,571
  Unrealized gain (loss) on marketable securities                       (5)               53
  Treasury stock (at cost: 173,600 shares in 1996)                  (1,404)                -
                                                                  --------          --------

          Total stockholders' equity                                 3,501             6,694
                                                                  --------          --------

           Total                                                  $ 54,918          $ 39,934
                                                                  --------          --------

See notes to financial statements.

INTRAV, INC.
STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)
                                                                                    SIX MONTHS ENDED
                                                                                        JUNE 30,
                                                                              ---------------------------

                                                                                 1996              1995
                                                                                 ----              ----
                                                                                      (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                           $   (423)          $     52
  Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
      Depreciation and amortization                                                300                300
      Amortization of bond premium                                                  25                 21
      Deferred income taxes                                                     (1,023)               507
      Changes in assets and liabilities which provided (used) cash:
        Accounts receivable                                                        (53)               314
        Prepaid expenses                                                        (8,587)            (8,921)
        Accounts payable and accrued expenses                                     (634)              (937)
        Deferred revenue                                                        20,442             18,853
        Income taxes payable                                                      (666)              (551)
                                                                              --------           --------

         Net cash provided by (used in) operating activities                     9,381              9,638
                                                                              --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment - net                                       (189)              (238)
  Sales of marketable securities                                                 7,879              6,514
  Purchases of marketable securities                                            (4,497)           (10,332)
                                                                              --------           --------
            Net cash provided by (used in) investing activities                  3,193             (4,056)
                                                                              --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of stock                                              -                2,684
  Purchase of treasury stock                                                    (1,404)                 -
  Dividends paid                                                                (1,308)            (1,500)
  Cash received from (paid to) affiliate                                           -                  598
                                                                              --------           --------
            Net cash provided by (used in) financing activities                 (2,712)             1,782
                                                                              --------           --------

NET INCREASE (DECREASE) IN CASH AND CASH  EQUIVALENTS                            9,862              7,364

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   9,066              8,951
                                                                              --------           --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $ 18,928           $ 16,315
                                                                              --------           --------

See notes to financial statements.

- -------------------------------------------------------------------------------
INTRAV, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

DESCRIPTION OF BUSINESS
Intrav, Inc. (the "Company") is a leading designer, organizer, marketer and operator of deluxe, escorted, international travel programs. The Company's programs are designed to appeal to higher income individuals desiring first-class travel experiences. The Company markets substantially all of its programs via direct mail through sponsoring "affinity groups", or directly to the ultimate traveler.

The unaudited financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management of the Company, the financial statements include all adjustments, which consist of normal recurring accruals, necessary to present fairly the financial information for such periods. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1995 contained in the Company's Annual Report on Form 10-K, dated March 29, 1996, as filed with the Securities and Exchange Commission.

DIVIDEND DECLARATION
On August 1, 1996, the Company declared a dividend of $0.125 per share, for stockholders of record on August 30, 1996, to be paid on September 16, 1996.

STOCK REPURCHASE PROGRAM
In January 1996, the Board of Directors approved a Stock Repurchase Program whereby the Company intends to purchase up to 300,000 shares of common stock over an unspecified period of time as market conditions allow. Such repurchased shares may be used to fund the Company's stock option plan. As of June 30, 1996, the Company had purchased 173,600 shares.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION
- -------------------------------------------------------------------------------
GENERAL
The Company recognizes the revenues and related costs of operations upon the completion of each tour departure. The actual results reflect the timing of the completion of such tour departures. Because of the timing of recognition of revenues and related costs, quarterly comparisons from year-to-year may not be indicative of the Company's level of business activity for the compared quarters or be indicative for the results of operations for the year.

The Company's business tends to be seasonal, with higher activity generally occurring in the summer, early fall, and winter months.

Program revenues include revenues from the sale of base travel programs, as well as optional products and services, including sightseeing, program extensions, domestic airfare, and medical and educational seminars.

Cost of operations include the costs of airfare, ship, hotel and other accommodations and services included in the base programs and optional products and services. Also included are the costs of creating and distributing promotional materials and promotional expenses for each program.

PROGRAM REVENUES
Program revenues for the three months ended June 30, 1996 compared to 1995, decreased $1.1 million or 9.8%, from $11.2 million in 1995 to $10.1 million in 1996. This decrease was due to 503 fewer travelers, representing a 21.3% decrease, from 2,361 travelers in 1995 to 1,858 travelers in 1996. The reduction in travelers was primarily attributable to the scheduled operation of fewer second quarter tour departures of the Mediterranean cruise programs in 1996 compared to 1995. This decrease was partially offset by a $695 increase in the average revenue per traveler, or 14.7%, from $4,739 in 1995 to $5,434 in 1996. This increase was primarily due to the inclusion of more higher priced African programs in 1996.

Program revenues for the six months ended June 30, 1996 compared to 1995, increased $3.1 million or 10.1%, from $30.7 million in 1995 to $33.8 million in 1996. This increase was due to 708 more travelers, representing a 10.1% increase, from 7,027 travelers in 1995 to 7,735 travelers in 1996. The additional travelers were primarily attributable to the South America and USAA Welcome Aboard programs which were new in 1996. The average revenue per traveler remained constant at $4,369 in 1995 and $4,370 in 1996.

COST OF OPERATIONS
Cost of operations for the three months ended June 30, 1996 compared to 1995, decreased $0.7 million or 7.7%, from $9.6 million in 1995 to $8.9 million in 1996. This decrease reflects the reduced level of program costs resulting from fewer travelers. The average cost per traveler increased $710 per traveler, from $4,086 in 1995 to $4,796 in 1996, consistent with the increase in the average selling price of programs operated. Costs of operations increased as a percentage of program revenues from 86.2% in 1995 to 88.3% in 1996 due to higher promotional expenses associated with the programs operating in the second quarter of 1996.

Cost of operations for the six months ended June 30, 1996 compared to 1995, increased $3.0 million or 11.3%, from $26.1 million in 1995 to $29.1 million in 1996. This increase reflects the additional costs necessary to support the increase in travelers. The average cost per traveler increased $41 per traveler, from $3,720 in 1995 to $3,761 in 1996. Costs of operations increased as a percentage of program revenues from 85.1% in 1995 to 86.1% in 1996 due to higher promotional expenses associated with the programs operating in the first six months of 1996.

GROSS PROFIT
Gross profit for the three months ended June 30, 1996 compared to 1995, decreased $0.3 million or 23.0%, from $1.5 million in 1995 to $1.2 million in 1996, as a result of lower revenues and higher relative costs of operations in 1996. Gross profit decreased as a percentage of revenues from 13.8% in 1995 to 11.7% in 1996, primarily due to the increased promotional expenses incurred for the programs operating in the second quarter of 1996.

Gross profit for the six months ended June 30, 1996 compared to 1995, increased $0.1 million or 3.3%, from $4.6 million in 1995 to $4.7 million in 1996, as a result of higher revenues and higher relative costs of operations in 1996. Gross profit decreased as a percentage of revenues from 14.9% in 1995 to 13.9% in 1996, primarily due to the increased promotional expenses incurred for the programs operating in the first six months of 1996.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses for the three months ended June 30, 1996 compared to 1995, increased $0.5 million, or 18.6%, from $2.5 million in 1995 to $3.0 million in 1996. This increase was primarily due to higher incentive compensation, credit card transaction fees, and expenses associated with operating as a publicly traded company (directors fees, shareholder communications, and filing fees). Selling, general and administrative expenses increased as a percentage of revenues from 22.5% in 1995 to 29.6% in 1996 due to the increased expenses and the decrease in program revenues.

Selling, general and administrative expenses for the six months ended June 30, 1996 compared to 1995, increased $0.8 million, or 15.5%, from $5.1 million in 1995 to $5.9 million in 1996. This increase was primarily due to higher compensation costs, list management expenses, credit card transaction fees, and public company expenses. Selling, general and administrative expenses increased as a percentage of revenues from 16.6% in 1995 to 17.4% in 1996 due to the increased expenses and partially offset by the increase in program revenues.

INVESTMENT INCOME
Investment income for the three months ended June 30, 1996 compared to 1995, decreased $172,000 from $450,000 in 1995 to $278,000 in 1996. This decrease was due to a lower rate of return earned on investable cash and a $100,000 reduction in gains recognized on the sale of marketable securities. The average monthly balance of cash and marketable securities during the second quarter increased from $20.9 million in 1995 to $21.6 million in 1996.

Investment income for the six months ended June 30, 1996 compared to 1995, decreased $100,000 from $611,000 in 1995 to $511,000 in 1996 due to the reduction of gains recognized on the sale of marketable securities referred to above.

LIQUIDITY AND CAPITAL RESOURCES
The Company continues to fund its operations, capital expenditures, dividend payments and treasury stock purchases through cash flows generated from operations and from retained earnings.

Net cash provided by operating activities for the six months ended June 30, 1996 and 1995, was $9.4 million and $9.6 million, respectively. The Company recognizes program revenues as income upon the completion of each tour departure. Deferred revenue balances consist of amounts received from travelers for tour departures which have not been completed. Of the $46.0 million of deferred revenue at June 30, 1996, approximately $29.6 million, or 64.3%, relates to tour departures which will be completed by September 30, 1996. The balance of the deferred revenue, $16.4 million, relates to deposits and payments for tour departures which will be completed after September 30, 1996.

The Company paid cash dividends of $1,308,000 and purchased 173,600 shares of its common stock from the open market for $1,404,000 during the six months ended June 30, 1996.

                    PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -------------------------------------------------------------------------------

(a)   Not applicable.

(b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter for which this report was filed.

                            SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registration has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 INTRAV, INC.
                                                 (Registrant)

Date: August 1, 1996          /s/  Michael A. DiRaimondo
                              -------------------------------------------------
                              (Michael A. DiRaimondo)
                              Senior Vice President and Chief Financial Officer