Form 10-Q
period 1996-09-30
INTRAV INC
filed 1996-11-08
CIK 942317

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                       ----------------------------------

                                   FORM 10-Q
(Mark One)
/x/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended SEPTEMBER 30, 1996
                               ------------------
                                       OR
/  /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
                              --------------------  --------------------

                         COMMISSION FILE NUMBER 0-25990
                       ----------------------------------

                                  INTRAV, INC.
             (Exact name of registrant as specified in its charter)

                       ----------------------------------

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

                                   NO CHANGES
             (Former name, former address and former fiscal year,
                          if change since last report)
                       ----------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                          YES /X/               NO / /
                       ----------------------------------

       The Company had 5,151,400 shares of common stock outstanding at
                               October 31, 1996.

                         Part I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

INTRAV, INC.
STATEMENTS OF INCOME
(Amounts in thousands except per share data)

                                                  Three Months Ended                        Nine Months Ended
                                                     September 30,                            September 30,
                                              ---------------------------             -----------------------------
                                                1996               1995                 1996                 1995
                                                ----               ----                 ----                 ----
                                                        (Unaudited)                            (Unaudited)
 Program revenues                              $35,374            $28,221              $69,177              $58,921

 Cost of operations                             30,733             23,966               59,827               50,107
                                               -------            -------              -------              -------

 Gross profit                                    4,641              4,255                9,350                8,814

 Selling, general and administrative             2,865              2,515                8,747                7,604
                                               -------            -------              -------              -------

 Operating income                                1,776              1,740                  603                1,210

 Investment income                                 345                331                  856                  942
                                               -------            -------              -------              -------

 Income before provision for income taxes        2,121              2,071                1,459                2,152

 Provision for income taxes                        763                735                  525                  764
                                               -------            -------              -------              -------

 Net income                                      1,358              1,336                  934                1,388
                                               =======            =======              =======              =======

 Net income per common share                   $  0.26            $  0.25              $  0.18              $  0.27
                                               =======            =======              =======              =======


 Weighted average number of common shares
   outstanding                                   5,151              5,325                5,209                5,162
                                               =======            =======              =======              =======


See notes to financial statements.


INTRAV, INC.
BALANCE SHEETS
(Amounts in thousands except share data)


                                                            September 30,        December 31,
ASSETS                                                           1996                1995
                                                            -------------        ------------
                                                             (Unaudited)
Current assets:
  Cash and cash equivalents                                    $ 7,290              $ 9,066
  Marketable securities                                          8,429               12,234
  Accounts receivable                                              759                  795
  Prepaid program costs                                         15,991                7,706
  Prepaid expenses                                                 264                  148
                                                               -------              -------

          Total current assets                                  32,733               29,949

Property and equipment - net                                     2,138                2,311
Prepaid promotion costs                                          8,528                7,674
                                                               -------              -------
          Total                                                $43,399              $39,934
                                                               =======              =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                             $ 1,251              $ 1,548
  Accrued expenses                                               4,031                2,259
  Deferred revenue                                              31,409               25,511
  Income taxes payable                                              62                  536
  Deferred income taxes                                          1,878                2,839
                                                               -------              -------

          Total current liabilities                             38,631               32,693

Deferred income taxes                                              547                  547

Stockholders' equity:
  Preferred stock, $.01 par value - authorized, 5,000,000
    shares; issued and outstanding, none
  Common stock, $.01 par value - authorized, 20,000,000
    shares; 5,325,000 shares issued and outstanding                 53                   53
  Additional paid-in capital                                     3,017                3,017
  Retained earnings                                              2,553                3,571
  Unrealized gain on marketable securities                           2                   53
  Treasury stock (at cost: 173,600 shares in 1996)              (1,404)                 -
                                                               -------              -------

          Total stockholders' equity                             4,221                6,694
                                                               -------              -------

           Total                                               $43,399              $39,934
                                                               =======              =======

See notes to financial statements.


INTRAV, INC.
STATEMENTS OF CASH FLOWS
(Amounts in thousands)

                                                                                        Nine Months Ended
                                                                                           September 30,
                                                                                   -----------------------------
                                                                                     1996                 1995
                                                                                     ----                 ----
                                                                                            (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                        $   934             $  1,388
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
      Depreciation                                                                      450                  400
      Amortization of bond premium                                                       36                   34
      Deferred income taxes                                                          (1,012)                 194
      Changes in assets and liabilities which provided (used) cash:
        Accounts receivable                                                              36                   69
        Prepaid expenses                                                             (9,255)             (13,045)
        Accounts payable and accrued expenses                                         1,475                  (86)
        Deferred revenue                                                              5,898               10,826
        Income taxes payable                                                           (474)                 184
                                                                                    -------             --------

         Net cash provided by (used in) operating activities                         (1,912)                 (36)
                                                                                    -------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment - net                                            (277)                (477)
  Sales of marketable securities                                                     12,009                8,602
  Purchases of marketable securities                                                 (8,240)             (12,150)
                                                                                    -------             --------
            Net cash provided by (used in) investing activities                       3,492               (4,025)
                                                                                    -------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of stock                                                   -                  2,673
  Purchase of treasury stock                                                         (1,404)                 -
  Dividends paid                                                                     (1,952)              (2,166)
  Cash received from affiliate                                                          -                    598
                                                                                    -------             --------
            Net cash provided by (used in) financing activities                      (3,356)               1,105
                                                                                    -------             --------

NET INCREASE (DECREASE) IN CASH AND CASH  EQUIVALENTS                                (1,776)              (2,956)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        9,066                8,951
                                                                                    -------             --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $ 7,290             $  5,995
                                                                                    =======             ========

See notes to financial statements.


--------------------------------------------------------------------------------
INTRAV, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

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

DIVIDEND DECLARATION

On November 1, 1996, the Company declared a dividend of $0.125 per share, for stockholders of record on November 29, 1996, to be paid on December 16, 1996.

STOCK REPURCHASE PROGRAM

In January 1996, the Board of Directors approved a Stock Repurchase Program whereby the Company intends to purchase up to 300,000 shares of common stock over an unspecified period of time as market conditions allow. Such repurchased shares may be used to fund the Company's stock option plan. As of September 30, 1996, the Company had purchased 173,600 shares.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATION
--------------------------------------------------------------------------------

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

PROGRAM REVENUES

Program revenues for the three months ended September 30, 1996 compared to 1995, increased $7.2 million or 25.3%, from $28.2 million in 1995 to $35.4 million in 1996. This increase was due to 1,919 more travelers, representing a 34.7% increase, from 5,536 travelers in 1995 to 7,455 travelers in 1996. The increase in travelers was primarily attributable to the scheduled operation of more third quarter tour departures of the Mediterranean cruise programs in 1996 compared to 1995. This increase was partially offset by a $353 decrease in the average revenue per traveler, or 6.9%, from $5,098 in 1995 to $4,745 in 1996.

Program revenues for the nine months ended September 30, 1996 compared to 1995, increased $10.3 million or 17.4%, from $58.9 million in 1995 to $69.2 million in 1996. This increase was due to 2,627 more travelers, representing a 20.9% increase, from 12,563 travelers in 1995 to 15,190 travelers in 1996. The additional travelers were primarily attributable to the USAA Welcome Aboard programs which were new in 1996. The average revenue per traveler decreased $136, or 2.9%, from $4,690 in 1995 and $4,554 in 1996.

COST OF OPERATIONS

Cost of operations for the three months ended September 30, 1996 compared to 1995, increased $6.8 million or 28.2%, from $23.9 million in 1995 to $30.7 million in 1996. This increase reflects the increased level of program costs resulting from more travelers. The average cost per traveler decreased $207 per traveler, from $4,329 in 1995 to $4,122 in 1996. Costs of operations increased as a percentage of program revenues from 84.9% in 1995 to 86.9% in 1996 due to higher promotional expenses associated with the programs operating in the third quarter of 1996.

Cost of operations for the nine months ended September 30, 1996 compared to 1995, increased $9.7 million or 19.4%, from $50.1 million in 1995 to $59.8 million in 1996. This increase reflects the additional costs necessary to support the increase in travelers. The average cost per traveler decreased $50 per traveler, from $3,988 in 1995 to $3,938 in 1996. Costs of operations increased as a percentage of program revenues from

85.0% in 1995 to 86.5% in 1996 due to higher promotional expenses associated with the programs operating in the first nine months of 1996.

GROSS PROFIT

Gross profit for the three months ended September 30, 1996 compared to 1995, increased $0.4 million or 9.1%, from $4.2 million in 1995 to $4.6 million in 1996, as a result of increased revenues and higher relative costs of operations in 1996. Gross profit decreased as a percentage of revenues from 15.1% in 1995 to 13.1% in 1996, primarily due to the increased promotional expenses incurred for the programs operating in the third quarter of 1996.

Gross profit for the nine months ended September 30, 1996 compared to 1995, increased $0.5 million or 6.1%, from $8.8 million in 1995 to $9.3 million in 1996, as a result of higher revenues and higher relative costs of operations in 1996. Gross profit decreased as a percentage of revenues from 15.0% in 1995 to 13.5% in 1996, primarily due to the increased promotional expenses incurred for the programs operating in the first nine months of 1996.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the three months ended September 30, 1996 compared to 1995, increased $0.4 million, or 13.9%, from $2.5 million in 1995 to $2.9 million in 1996. This increase was primarily due to higher incentive compensation, credit card transaction fees, and expenses associated with operating as a publicly traded company (directors fees, shareholder communications, and filing fees). Selling, general and administrative expenses decreased as a percentage of revenues from 8.9% in 1995 to 8.1% in 1996 due to the increase in program revenues.

Selling, general and administrative expenses for the nine months ended September 30, 1996 compared to 1995, increased $1.1 million, or 15.0%, from $7.6 million in 1995 to $8.7 million in 1996. This increase was primarily due to higher compensation costs, list management expenses, credit card transaction fees, and public company expenses. Selling, general and administrative expenses decreased as a percentage of revenues from 12.9% in 1995 to 12.6% in 1996 due to the increased expenses being offset by the increase in program revenues.

INVESTMENT INCOME

Investment income for the three months ended September 30, 1996 compared to 1995, increased $14,000 from $331,000 in 1995 to $345,000 in 1996. This increase was due to a higher rate of return earned on a lower level of investable cash. The average monthly balance of cash and marketable securities during the third quarter decreased from $25.7 million in 1995 to $24.5 million in 1996.

Investment income for the nine months ended September 30, 1996 compared to 1995, decreased $86,000 from $942,000 in 1995 to $856,000 in 1996 due primarily to the inclusion of $100,000 of gains recognized on the sale of marketable securities in 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to fund its operations, capital expenditures, dividend payments and treasury stock purchases through cash flows generated from operations and from retained earnings.

Net cash used in operating activities for the nine months ended September 30, 1996 and 1995, was $1.9 million and less than $0.1 million, respectively. The Company recognizes program revenues as income upon the completion of each tour departure. Deferred revenue balances consist of amounts received from travelers for tour departures which have not been completed. Of the $31.4 million of deferred revenue at September 30, 1996, approximately $28.4 million, or 90.5%, relates to tour departures which will be completed by December 31, 1996. The balance of the deferred revenue, $3.0 million, relates to deposits and payments for tour departures which will be completed during 1997.

The Company paid cash dividends of $1,952,000 and purchased 173,600 shares of its common stock from the open market for $1,404,000 during the nine months ended September 30, 1996.

                          PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

(a)   Not applicable.

(b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter for which this reporT Was filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registration has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 INTRAV, INC.
                                                 (Registrant)


Date: November 1, 1996         /s/  Michael A. DiRaimondo
                               -------------------------------------------------
                               (Michael A. DiRaimondo)
                               Senior Vice President and Chief Financial Officer