Form 10-K405
period 1996-12-31
INTRAV INC
filed 1997-03-28
CIK 942317

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                              FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 0-25990

                                INTRAV, INC.
            (Exact name of registrant as specified in its charter)

                   Missouri                    43-1323155
        (State or other jurisdiction        (I.R.S. Employer
      of incorporation or organization)    Identification No.)

                  7711 Bonhomme, St. Louis, Missouri 63105
                  (Address of principal executive offices)

                            (314) 727-0500
           Registrant's telephone number, including area code

     Securities registered pursuant of Section 12(b) of the Act:  None

       Securities registered pursuant to Section 12(g) of the Act:

                         Title of each class
                         -------------------
               Common Stock, par value $.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes [ X ]        No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.     [ X ]

The aggregate market value of the voting stock held by non affiliates of the registrant as of February 28, 1997 was approximatley $11.3 million. The amount shown is based on the closing price of $8.75 per share of Common Stock on the NASDAQ Stock Market on February 28, 1997.

As of February 28, 1997, there were 5,151,600 shares of the registrants Common Stock outstanding.

                  DOCUMENTS INCORPORATED BY REFERENCE

Parts I, II and IV of this Form 10-K incorporate by reference certain information from the registrant's 1996 Annual Report to Shareholders. Part III of this Form 10-K incorporates by reference certain information from the registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on May 21, 1997.

                               PART I

Item 1.  BUSINESS

Intrav, Inc. ("INTRAV") is a leading designer, organizer, marketer and operator of deluxe, escorted, international travel programs. It's programs are designed to appeal to higher income individuals desiring first-class travel experiences. In 1996, INTRAV offered and operated 48 travel programs covering 194 departures, with average revenue per traveler of $5,388. These programs included tours ranging from an eight day adventure in the Southern Caribbean, sold for $1,748 per person, to the 24-day "Around the World by Supersonic Concorde" tour, sold for $50,800 per person. The 1996 program offerings included itineraries traveling to Africa, Asia, Europe, Australia, and North and South America. Since 1959, nearly 400,000 travelers have participated in the INTRAV's travel programs.

The packaged tour and travel industry is comprised primarily of wholesalers which package a product and retailers which sell the packaged product.
Unlike travel agencies, which generate commission income by retailing travel products packaged by third party wholesalers, INTRAV has adopted a structure in which it operates both as a wholesaler and a retailer of its own products, and its business is not dependent upon commissions from selling products. This structure allows the INTRAV to maintain control over the supply of, and access to the demand for, its product. Consequently, the INTRAV believes that trends in the travel industry towards ticketless airline travel and the reduction in commissions paid to travel agents by airlines and others have not had a material adverse effect on the INTRAV's operations. Furthermore, because of the it's involvement from the development of each program through its execution, the INTRAV has been able to respond effectively to changes in traveler demand, adjust travel itineraries as international conditions may warrant, and successfully estimate the traveler demand for its programs. The INTRAV believes that the variety of its travel programs, its experienced management and its wholesale/retail operating structure, distinguish the INTRAV from other travel and tour companies.

INTRAV markets substantially all of its programs via direct mail through sponsoring "affinity groups," or directly to the traveler. In 1996, travelers from approximately 220 associations, such as alumni organizations, traveled on INTRAV programs. 75% of the travelers in 1996 traveled with an affinity group. INTRAV maintains detailed traveler information in its proprietary database, WISDM, a customized software application designed to facilitate targeted marketing, customer service, program design and profitability analysis. Data on every customer traveling with INTRAV is maintained within the database.

Acquisition of Clipper Cruise Line
On December 31, 1996, INTRAV acquired all the outstanding common stock of Clipper Cruise Line, Inc. ("CCL"), Clipper Adventure Cruises, Inc. ("CAC"), Republic Cruise Line, Inc. ("RCL"), and Liberty Cruise Line ("LCL") unless otherwise indicated, such companies are referred to herein as "Clipper".

CCL and CAC are leading designers, organizers, marketers, and operators of deluxe, escorted, domestic and international cruises and tours. The companies market substantially all of their programs via direct mail through sponsoring affinity groups, or directly to the traveler. CCL charters cruise ships exclusively from its affiliated ship owning companies, RCL and LCL.

Clipper designs and operates unique cruise programs aboard its two ships, the 138-passenger Yorktown Clipper and the 100-passenger Nantucket Clipper. Similar to INTRAV, the programs are designed to appeal to higher income individuals desiring first-class travel experiences.

In 1997, Clipper is offering 24 programs, ranging in length from six to 15 days, encompassing destinations along the coastal waterways of North America and the Caribbean. These programs are being offered from $1,150 to $5,700 per traveler.

As used herein, the term "Company" refers to both Intrav, Inc. and Clipper.

Company Background
Throughout its history, INTRAV has been a leader in creating unique tours for travelers. From inception until 1967, INTRAV operated a regional group tour business. INTRAV was a pioneer in the field of comprehensive international air charter leisure holidays, launching a back-to-back (multiple charters of the same tour) charter series of nine Boeing 707 flights to Tokyo and Hong Kong in 1967. After the successful operation to the Orient, INTRAV expanded the concept of back-to-back air charter operations to South America, Africa, the South Pacific, Scandinavia, and Europe.

In 1971, INTRAV introduced its "air/sea cruise" travel concept. All inclusive travel package tours were developed, offering a combination of round trip charter flights plus a two week cruise in the Mediterranean Sea. In 1977, INTRAV again expanded the concept of back-to-back charter operations when it operated a series of five Boeing 707 back-to-back charter flights around the world.

With deregulation of the airline industry in the late 1970's, INTRAV converted all of its travel programs to scheduled air carriers utilizing its strength in itinerary planning, customer base, strong financial condition, and high service reputation. INTRAV also adopted and further developed the "river cruise" concept. These programs included cruising on the inland waterways of Europe, Russia, and China, including the Danube River/Black Sea Cruise operated since 1979.

In 1987, INTRAV developed the first "Around the World by Supersonic Concorde" travel program. For this program, customers are flown on a chartered supersonic Concorde jet to various attractive locations while circumnavigating the globe. Since 1987, INTRAV has operated 20 of these tours, and is again offering two departures of this travel opportunity in 1997. INTRAV continues to develop new concepts in leisure travel, and in 1997 is offering 25-day tours to the South Pacific and Around the World aboard an all first-class privately chartered jet aircraft.

Business Strategy
The Company, including Clipper, operates its business as follows:

      IDENTIFICATION OF CUSTOMER BASE. INTRAV's sales force operates nationally and in Canada to solicit sponsorship of the Company's travel programs by professional associations and "affinity" groups. Regional Vice President of Sales and other personnel, have the responsibility of managing the sales to a group of existing client associations and affinity groups and of soliciting business from targeted new groups. Working with a Director or Assistant Director of an association or affinity group, the Regional Vice Presidents of Sales analyze the demographics of an association's or affinity group's membership to selecting the INTRAV travel programs most appropriate for that association or affinity group and to determine the members to whom an offering will be mailed. Each of the Regional Vice Presidents of Sales are compensated based on territory profitability, with a higher commission paid on sales to associations or affinity groups sponsoring INTRAV programs for the first time.

      The Company attempts to increase its direct marketing efforts by expanding and increasing the utilization of its database. The Company evaluates marketing arrangements with groups and organizations outside of its traditional affinity groups, such as other direct marketing organizations.

      The Company also uses its internal database of past and prospective travelers to reach new potential customers. INTRAV maintains detailed traveler information in its proprietary database, WISDM, a customized software application designed to facilitate targeted marketing, customer service, program design and profitability analysis. Data on every customer traveling with INTRAV is maintained within the database. In addition, with a client association's permission, the Company contacts past travelers through its marketing services department to secure referrals of individuals who may also be interested in traveling on deluxe international travel programs. This referral system results in a high quality mailing list of potential new customers to which the Company markets its travel programs.

      DEVELOPMENT OF TRAVEL PROGRAMS. The Company believes that new markets are opening for the travel industry. The widespread fall of Communism, the increasing number of democracies throughout the world, and the development of infrastructures in underdeveloped lands are lowering barriers and providing more opportunities for international travel. To service these new markets, the Company intends to continue developing and offering travel programs not available from other travel providers.

      INTRAV designs, organizes and executes each of its travel programs, although to varying degrees it may purchase certain components of a program from another travel provider. The Company's travel planners and operations personnel select and design each travel program, make all of the travel and accommodation arrangements from the point of departure and arrange for exclusive parties, sightseeing opportunities and other special events. During the program design process, the Company may charter ships or aircraft and commit to purchase large blocks of hotel rooms and other accommodations. The Company believes its ability to make "bulk" purchases and commitments, as well as its established industry position, results in suppliers providing the best available rates for these services and allows the Company to provide its customers with travel programs with good value and competitive prices.

      CUSTOMER SERVICE. A high level of customer satisfaction is critical to the Company's business, and at least one-third of the travelers from 1993 through 1996 were repeat customers. The Company's operations department is responsible for implementing its quality control program. The Company inspects each hotel at which customers will be staying, as well as the ship or other means of transportation being utilized on each program. An INTRAV travel director accompanies each tour throughout its duration to provide customer service and attempting to ensure that quality is maintained. At each destination, the Company hires local hosts and the best available professional guides. In certain geographic areas the Company employs destination managers to assist with service and quality control as needed. Travel arrangements are also monitored by a team of experienced travel planners under the supervision of senior management.

      At the conclusion of each travel program the Company distributes questionnaires to its travelers to solicit their input on the quality of the program and responds to concerns identified. The Company has experienced a response rate of over 90% of questionnaires distributed, which the Company believes is important in order to respond to traveler needs. Results of responses to the questionnaires show that on average travelers rate their INTRAV travel tour experience between "good" and "excellent."

Travel Programs
The Company attempts to develop exclusive travel programs not available from other travel providers. In order to achieve its goal of offering exclusive programs, INTRAV coordinates three elements in planning its travel programs: choosing unique and attractive destinations; planning the day-to-day itinerary; and determining which travel components will be included in the travel program. The Company's program planning personnel stay current with consumer demand trends in the travel industry by researching trade journals, travel brochures, consumer publications, attending trade shows, consulting with overseas suppliers, responding to sponsoring associations and by reviewing the responses to the questionnaires distributed by the Company at the conclusion of each travel program. As destinations are selected, INTRAV's program planning personnel work closely with local experts to develop the itinerary for the specific destination. INTRAV oversees all aspects of ground operations, including the inspection of ships, trains, hotels and other services. Based on industry standards, location, value, availability, past customer ratings and other relevant criteria, the Company negotiates with suppliers, including commercial airlines and other commercial carriers, and then selects hotels, ships, trains, aircraft and other components of its travel programs. Once a travel program has been developed, INTRAV personnel systematically visit each proposed destination to ensure that all accommodations and services meet the Company's standards for an INTRAV travel program. The Clipper operation offers unique exploration cruises which can not be provided by large cruise ships.

Marketing and Sales
The Company's travel programs are targeted to upper-income travelers. Substantially all of the Company's marketing is done through direct mail solicitation of these travelers. In 1996 the Company distributed approximately 25 million copies of four color sales brochures and catalogs. The Company's primary sales channel is through "affinity" groups such as medical, university alumni, dental, legal, banking, museum, fraternal and private club groups. Affinity groups sponsor INTRAV travel programs and offer trips to their members. The groups do not guarantee a minimum level of participation on the part of their members, nor do they assume the costs of marketing travel programs to their members. INTRAV also maintains a database of the names of approximately 180,000 past and prospective customers to which it directly markets its travel programs.

Although some of the Company's mailings are handled through a sponsoring association or affinity group, the majority of the Company's mailings are done through a third party mailing facility. The Company's proprietary software, and software licensed from third parties, allows the Company to avoid duplication of addresses and to standardize addresses according to postal requirements to obtain savings on mailing costs. By barcoding the mailings and complying with other postal regulations, the Company believes, based upon surveys it performs, that it has been able to achieve a high delivery rate on low cost 3rd class bulk mailings.

Marketing materials are generally mailed nine to fifteen months in advance of a scheduled departure date. Travelers generally book their INTRAV travel programs six to twelve months in advance of the scheduled departure date. Final payment for the program is generally due 70 days in advance of the scheduled departure date. This process allows the Company to monitor closely the booking patterns of each program and successfully estimate the traveler demand for its programs. Concurrently, the Company reviews the accommodation/service commitments it has made with each supplier to ensure they are adequate.

Periodically, adjustments are made to the allotments which allows the Company's suppliers to maximize the utilization of their resources. As a result, the Company is able to negotiate generally favorable prices and cancellation provisions for the space it reserves. Cancellation penalties can include payment of 100% of the full charter price if the charter is canceled within 150 days of the scheduled departure.

Competition
The travel industry is highly competitive. The Company believes that the principal competitive factors are (i) the uniqueness of the travel programs offered, (ii) the quality of the travel programs offered, and (iii) customer service. Although its competition is highly fragmented, the Company recognizes four direct competitors that compete with INTRAV in the affinity group travel market. INTRAV's programs also compete against a wide range of vacation alternatives, including cruises, destination resorts and other travel programs. Certain companies which engage in the travel business, but which are not necessarily the direct competitors of the Company, have greater financial, marketing and sales resources than the Company. There can be no assurance that INTRAV's present competitors or competitors that choose to enter the marketplace in the future will not exert significant competitive pressures on INTRAV.

The Company competes with travel agencies in the marketing and sale of travel products to prospective travelers. However, unlike travel agencies, which generate commission income by retailing travel products packaged by third party wholesalers, INTRAV has adopted a structure in which it operates both as a wholesaler and a retailer of its own products. This structure allows the Company to maintain control over the supply of, and access to the demand for its product.

Seasonality
Demand for INTRAV's travel programs is subject to seasonal fluctuations. Higher activity generally is experienced in the summer, early fall, and winter months. Demand is typically lower during April, May, November and December due to decreased international travel during these periods. Clipper offers various cruises throughout the year with scheduled maintenance occurring in the fourth quarter, resulting in reduced operations.

Government Regulation
The Company's operations are affected by laws and regulations relating to public charters, principally regulations issued by the United States Department of Transportation. Among other requirements, such regulations require the Company to file and receive approval of a charter prospectus and other materials prior to the Company's selling or offering to sell travel programs which utilize chartered aircraft originating or terminating in the United States. Such regulations also require the Company to maintain financial protection for traveler advance payments for Company operated charters originating or terminating in the United States. The Company has established escrow arrangements to comply with the regulations. Under the arrangements, monies received from travelers are held in escrow accounts until the travel program has been completed. Management believes that the Company is in material compliance with these laws and regulations and does not believe that future compliance with such laws and regulations will have a material adverse impact on the Company's financial condition or results of operations.

U.S. law requires CCL and CAC to maintain financial protection for passenger advance payments for Company-operated cruises embarking in U.S. ports. Clipper has established escrow arrangements to comply with the law and has voluntarily extended the escrow protection to all advance passenger payments for Clipper cruises. Under the arrangements, monies received from passengers for cruises are held in escrow accounts until the respective cruises have been completed.

Both the Nantucket Clipper and Yorktown Clipper are classified +A1 Passenger Vessels+AMS by the American Bureau of Shipping. They are certified for coastwise and international service by the United States Coast Guard. They carry Passenger Ship Safety Certificates issued under the provisions of the International convention for the Safety of Life at Sea (SOLAS), as well as Certificates of Sanitary Construction issued by the FDA.

Employees
As of February 28, 1997, the Company, including Clipper Cruise Line, had approximately 300 employees. None of the Company's employees is represented by a labor union. Management believes that its employee relations are good.

Item 2.  PROPERTIES

The headquarters and principal operations of INTRAV and Clipper are located in St. Louis, Missouri, where the Company leases from Windsor Management Corporation, as agent for Windsor Real Estate Inc., approximately 36,400 square feet of office space under three leases, each expiring December 31, 2001. Each lease provides an option to renew, at the Company's discretion, for an additional five year period. Amounts paid in 1996 totaled $499,000. The leases provide for annual rentals totaling $664,000 in 1997, subject to certain adjustments for taxes, insurance, operating expenses and utilities. Management believes that the Company's facilities are adequate for its current needs and that suitable additional space would be available as required.

Item 3.  LEGAL PROCEEDINGS

The Company currently is not a party to any pending legal proceedings, other than ordinary routine litigation incidental to its business.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's shareholders during the fourth quarter of its fiscal year ended December 31, 1996.

Executive Officers of the Registrant
Information regarding executive officers is contained in Item 10 Part III of this Report (General Instruction G) and is incorporated herein by reference.

                                PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The information required by this Item is set forth under the caption "General and Corporate Information" of the Company's 1996 Annual Report to
Shareholders and is incorporated herein by reference.

Item 6.  SELECTED FINANCIAL DATA

The information required by this item is set forth under the caption "Five-Year Financial Summary" of the Company's 1996 Annual Report to Shareholders and is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is set forth under the caption "Management's Discussion and Analysis" of the Company's 1996 Annual Report to Shareholders and is incorporated herein by reference.

Item 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is set forth in the Company's 1996 Annual Report to Shareholders and is incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                             PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is set forth under the headings" Election of Directors-Information Concerning Director Nominees" of the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders and is incorporated herein by reference. The following information with respect to the executive officers of the Company on February 28, 1997, is included pusuant to Instruction 3 of Item 401 (b) of Regulation S-K.

MANAGEMENT

Executive Officers
The following table sets forth certain information regarding the Company's executive officers, including their respective ages.

         NAME               AGE                        POSITION
Paul H. Duynhouwer          62      President and Chief Executive Officer and Director
Michael A.  DiRaimondo      39      Senior Vice President and Chief Financial Officer
Richard L.  Burkemper       48      Senior Vice President, Sales/Marketing
Brenda J.  Stehle           51      Senior Vice President, Operations

PAUL H. DUYNHOUWER became President, Chief Executive Officer, and a Director of INTRAV in January 1997. He has served as President of Clipper Cruise Line since 1989 and will retain this position in addition to his responsibilities at INTRAV. Prior to joining Clipper as Vice President of Marketing and Sales in 1992, Mr. Duynhouwer held executive positions at Holland-America in New York, Creative World Travel and Royal Cruise Line in San Francisco and Costa Line in New York.

MICHAEL A. DIRAIMONDO has served as Senior Vice President and Chief Financial Officer since March 1995. Mr. DiRaimondo's primary responsibility as Senior Vice President and Chief Financial Officer is to coordinate and supervise the provision of information and administrative support to INTRAV personnel, to improve service to travelers and to maximize use of Company resources. Mr. DiRaimondo served as Controller of the Company from June 1987 to May 1990, as Vice President, Finance from May 1990 to June 1993, and as Senior Vice President, Finance and Administration from June 1993 to March 1995. Mr. DiRaimondo joined the Company in April 1985 as Accounting Manager. Prior to joining the Company, Mr. DiRaimondo was employed by Ernst & Young (formerly Ernst & Whinney) for approximately six years, where his last position was Audit Manager.

RICHARD L. BURKEMPER has served as Senior Vice President, Sales/Marketing since March 1985. Mr. Burkemper's primary responsibility as Senior Vice President, Sales/Marketing is to coordinate and supervise the sales and promotion of the Company's travel programs. Mr. Burkemper joined the Company in June 1983 as a Regional Vice President of Sales, was promoted to Vice President, Marketing in July 1984 and served in that capacity until his appointment as Senior Vice President, Sales/Marketing. Prior to joining the Company, Mr. Burkemper was employed by Creative Data Services and served as its Vice President, Marketing from August 1978 to June 1983.

BRENDA  J. STEHLE has served as Senior Vice President, Operations since
April 1990. Ms. Stehle's primary responsibility as Senior Vice President, Operations is to supervise and direct the design, development and operation of the Company's travel programs. Ms. Stehle served as Vice President, Transportation of the Company from October 1980 to April 1990. Ms. Stehle joined the Company in October 1979 as Director, Transportation, was promoted to Vice President, Transportation in October 1980 and served in that capacity until her appointment as Senior Vice President, Operations. Prior to joining the Company, Ms. Stehle was employed by Maritz Travel Company for approximately ten years, where her last position was as Director, Transportation, and by Delta Airlines for approximately four years.

Item 11.  EXECUTIVE COMPENSATION

The information contained in the Proxy Statement for the 1997 Annual Meeting of Shareholders under the caption "Executive Compensation" except for the information contained in the sub-captions "Compensation Committee Report on Executive Compensation" and "Stock Price Performance Graph" is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is set forth under the heading, "Holdings of Principal Shareholders and Management," of the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is set forth under the heading, "Compensation Committee Interlock and Insider Participation," of the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders and is incorporated herein by reference.

                               PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON 8-K

The following is an index of the financial statements, schedules and exhibits including this Report or incorporated herein by reference.

(a)       1.  Financial Statements:                                                           Page
                                                                                              ----

          Consolidated Balance Sheets -- December 31, 1996 and December 31, 1995               <F*>

          Consolidated Statements of Income -- For the years 1996, 1995 and 1994               <F*>

          Consolidated Statements of Cash Flows -- For the years 1996, 1995 and 1994           <F*>

          Consolidated Statements of Shareholders' Equity -- For the years 1996, 1995 and 1994 <F*>

          Notes to Consolidated Financial Statements                                           <F*>

<F*> Incorporated in this Report by reference to the Company's 1996 Annual Report to Shareholders.

          2.  Financial Statement Schedules:

          Schedule II-Valuation and Qualifying Accounts for the Year ended December 31, 1996

          Schedules not included have been omitted because they are not applicable or because the required information is included in the consolidated financial statements or notes thereto.

          3.  Exhibits -- see the following Exhibit Index of this report.

          The following exhibits listed in the Exhibit Index are filed with this report:

          13 Annual Report to Shareholders for the Fiscal Year Ended December 31, 1996

          21  Subsidiaries of the registrant

          23  Consent of Deloitte & Touche LLP

(b)       Reports on Form 8-K during the quarter ended December 31, 1996

          The Company filed a Form 8-K, dated November 13, 1996, announcing the Company's intention to acquire Clipper Cruise Line.

(c)       Exhibits -- see the exhibits attached hereto:

          Management Contracts and Compensatory Plans -- the following exhibits listed in the Exhibit Index are listed below pursuant to item 14(a)-3 of Form 10-K.

            Employment Agreement by and between Intrav, Inc. and Larry R.
            Nolan

            Employment Agreement by and between Intrav, Inc. and Richard L. Burkemper

            Employment Agreement by and between Intrav, Inc. and Brenda J.
            Stehle

            Employment Agreement by and between Intrav, Inc. and Michael A. DiRaimondo

            Intrav, Inc. 1995 Incentive Stock Plan

            Form of Option Agreement for Awards uner 1995 Stock Plan

            Deferred Compensation Agreement between Clipper Cruise Line and Paul H. Duynhouwer

                              SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              INTRAV, Inc.

Date March   28  , 1997       By:  /s/ Paul H. Duynhouwer
           ------                ----------------------------------------------
                              Paul H. Duynhouwer
                              President, Chief Executive Officer and Director

                        POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Barney A. Ebsworth, Paul H. Duynhouwer and Michael A. DiRaimondo, and each of them (with full power to each of them to act alone), his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this report on Form 10-K for the fiscal year ended December 31, 1996, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 28th day of March, 1997, by the following persons on behalf of the registrant and in the capacities indicated.

       SIGNATURE                    TITLE

/s/ Paul H. Duynhouwer              President, Chief Executive
--------------------------------    Officer and Director
      Paul H. Duynhouwer            (Principal Executive
                                    Officer)

/s/ Michael A. DiRaimondo           Senior Vice President and
--------------------------------    Chief Financial Officer
     Michael A. DiRaimondo          (Principal Financial and
                                    Accounting Officer)

/s/ Barney A. Ebsworth              Chairman of the Board
--------------------------------
      Barney A. Ebsworth


/s/ William H.T. Bush               Director
--------------------------------
      William H.T. Bush


/s/ Frederic V. Malek               Director
--------------------------------
      Frederic V. Malek


/s/ John B. Biggs, Jr.              Director
--------------------------------
      John B. Biggs, Jr.

                                  EXHIBIT INDEX

These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit
Number                                                  Description
-------                                                 -----------
 3(i)             Restated Articles of Incorporation of Intrav, Inc. (Incorporated by reference to Exhibit 3(i) of the Company's Form S-1 Registration Statement No. 33-90444)

 3(ii)            Amended and Restated Bylaws of Intrav, Inc., as amended (Incorporated by reference to Exhibit 3(ii)
                  of the Company's Form 10-K for the year ended December 31, 1995)

 4                Revolving Credit Agreement dated December 31, 1996, between the Registrant and Boatmen's National
                  Bank of St. Louis (Incorporated by reference to Exhibit 4 to the Registrant's Form 8-K dated
                  January 14, 1996)

 9                Omitted -- Inapplicable

 10(i)            Agreement for Purchase and Sale of Stock by and among Intrav, Inc., Clipper Cruise Line, Inc.,
                  Republic Cruise Line, Inc., Liberty Cruise Line, Inc., Clipper Adventure Cruises, Inc. and Windsor,
                  Inc. dated November 13, 1996, as amended by that certain First Amendment, dated December 18, 1996
                  (Incorporated by reference to Exhibit 10 to the Registrant's Form 8-K dated January 14, 1996)

 10(ii)(D)(1)     Lease between Windsor Management Corporation, as agent for Windsor Real Estate, Inc., and Intrav,
                  Inc. dated June 25, 1993 (Incorporated by reference to Exhibit 10(ii)(D)(1) of the Company's
                  Form S-1 Registration Statement No. 33-90444)

 10(ii)(D)(2)     Lease between Windsor Management Corporation, as agent for Windsor Real Estate Inc., and Windsor,
                  Inc. dated June 23, 1993; assigned to Intrav, Inc. by assignment dated March 17, 1995 between
                  Windsor, Inc. and Intrav, Inc. (Incorporated by reference to Exhibit 10(ii)(D)(2) of the Company's
                  Form S-1 Registration Statement No. 33-90444)

 10(iii)(A)(1)    Employment Agreement by and between Intrav, Inc. and Larry R. Nolan (Incorporated by reference to
                  Exhibit 10(iii)(A)(1) of the Company's Form S-1 Registration Statement No. 33-90444)

 10(iii)(A)(2)    Employment Agreement by and between Intrav, Inc. and Richard L. Burkemper (Incorporated by
                  reference to Exhibit 10(iii)(A)(2) of the Company's Form S-1 Registration Statement No. 33-90444)

 10(iii)(A)(3)    Employment Agreement by and between Intrav, Inc. and Brenda J. Stehle (Incorporated by reference to
                  Exhibit 10(iii)(A)(3) of the Company's Form S-1 Registration Statement No. 33-90444)

 10(iii)(A)(4)    Employment Agreement by and between Intrav, Inc. and Michael A. DiRaimondo (Incorporated by
                  reference to Exhibit 10(iii)(A)(4) of the Company's Form S-1 Registration Statement No. 33-90444)


Exhibit
Number                                                  Description
-------                                                 -----------
 10(iii)(A)(5)    Intrav, Inc. 1995 Incentive Stock Plan (Incorporated by reference to Exhibit 10(iii)(A)(5) of
                  Amendment No. 1 to the Company's Form S-1 Registration Statement No. 33-90444)

 10(iii)(A)(6)    Form of Option Agreement for Awards of Options under 1995 Incentive Stock Plan (Incorporated by reference to Exhibit 10(iii)(A)(6) of Amendment No. 1 to the Company's Form S-1 Registration
                  Statement No. 33-90444)

 10(iii)(A)(7)    Deferred Compensation Agreement by and between Clipper Cruise Line, Inc. and Paul H. Duynhouwer dated December 23, 1996

 11               Omitted -- Inapplicable

 12               Omitted -- Inapplicable

 13               The Registrant's Annual Report to Shareholders for the Fiscal Year Ended December 31, 1996.  Only
                  those portions expressly incorporated by reference into this Form 10-K are deemed filed.

 16               Omitted -- Inapplicable

 18               Omitted -- Inapplicable

 19               Omitted -- Inapplicable

 22               Subsidiaries of the Registrant

 23               Omitted -- Inapplicable

 24               Consent of Deloitte & Touche LLP

 25               Power of Attorney, contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 1997

 28               Omitted -- Inapplicable

 29               Omitted -- Inapplicable