Form 10-Q
period 1997-03-31
INTRAV INC
filed 1997-05-01
CIK 942317

                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549
                      ----------------------------------

                                 FORM 10-Q
      (Mark One)
      /x/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended MARCH 31, 1997
                                     --------------
                                   OR
      /  /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
      For the transition period from--------------------to--------------------

                       COMMISSION FILE NUMBER 0-25990
                      --------------------------------

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

                               NO CHANGES
(Former name, former address and former fiscal year, if change since last report)
                     --------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                           YES /X/     NO /  /

                     --------------------------------

The Company had 5,136,600 shares of common stock outstanding at April 30, 1997.

                       PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

INTRAV, INC.
STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                       -------------------------------------------------
                                                             1997                             1996
                                                             ----                             ----
                                                                          (UNAUDITED)
 Program revenues                                      $       27,174                    $        31,396

 Cost of operations                                            22,023                             25,368
                                                       --------------                    ---------------
 Gross profit                                                   5,151                              6,028

 Selling, general and administrative                            3,747                              3,892

 Depreciation and amortization                                    304                                448
                                                       --------------                    ---------------
 Operating income                                               1,100                              1,688

 Investment income                                                201                                389

 Interest expense                                                 (64)                              (486)
                                                       --------------                    ---------------
 Income before provision for income taxes                       1,237                              1,591

 Provision for income taxes                                       445                                568
                                                       --------------                    ---------------
 Net income                                                       792                              1,023
                                                       ==============                    ===============
 Net income per common share                           $         0.15                    $          0.19
                                                       ==============                    ===============

 Weighted average number of common shares
  outstanding                                                   5,152                              5,285
                                                       ==============                    ===============
See notes to financial statements.

INTRAV, INC.
BALANCE SHEETS
(IN THOUSANDS)
                                                         MARCH 31,                        DECEMBER 31,
ASSETS                                                     1997                              1996
                                                       -----------                        -----------
                                                       (UNAUDITED)
Current assets:
  Cash and cash equivalents                            $    6,796                         $     6,670
  Restricted cash                                           2,727                               1,917
  Marketable securities                                       -                                   776
  Restricted marketable securities                          4,748                               4,751
  Prepaid program costs                                     6,341                               9,821
  Prepaid expenses                                          1,001                                 868
  Other current assets                                      1,125                               1,520
                                                       ----------                         -----------
          Total current assets                             22,738                              26,323

Property and equipment - net                               17,500                              17,569
Prepaid promotion costs                                     8,494                               8,702
                                                       ----------                         -----------
          Total                                        $   48,732                         $    52,594
                                                       ==========                         ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                     $    2,137                         $     3,298
  Accrued expenses                                          2,632                               3,897
  Deferred revenue                                         28,072                              29,096
  Income taxes payable                                        415                                 616
  Due to affiliate                                            -                                   427
  Deferred income taxes                                     2,402                               2,404
                                                       ----------                         -----------
          Total current liabilities                        35,658                              39,738

Deferred compensation                                       1,084                               1,012
Deferred income taxes                                       5,063                               5,063
Long-term debt                                              3,000                               3,000

Shareholders' equity:
  Preferred stock, $.01 par value - authorized,
    5,000,000 shares; issued and outstanding, none
  Common stock, $.01 par value - authorized,
    20,000,000 shares; issued and outstanding,
    5,151,600 shares in 1997 and 1996                          53                                  53
  Additional paid-in capital                               22,189                              22,189
  Retained earnings                                       (16,907)                            (17,055)
  Unrealized loss on marketable securities                     (4)                                 (2)
                                                       ----------                         -----------
                                                            5,331                               5,185
  Less cost of common stock in treasury, 173,400
    shares in 1997 and 1996                                (1,404)                             (1,404)
                                                       ----------                         -----------
          Total shareholders' equity                        3,927                               3,781
                                                       ----------                         -----------

           Total                                       $   48,732                         $    52,594
                                                       ==========                         ===========
See  notes to financial statements.

INTRAV, INC.
STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                1997                        1996
                                                                                ----                        ----
                                                                                          (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                $       792                 $      1,023
  Adjustments to reconcile net income to net cash provided
    by operating activities:
     Depreciation and amortization                                                  304                          448
     Amortization of bond premium                                                   -                             18
     Amortization of deferred financing costs                                       -                              5
     Gain on sale of marketable securities                                          -                            (35)
     Deferred income taxes                                                           (4)                        (350)
      Changes in assets and liabilities which provided (used) cash:
        Restricted cash                                                            (810)                         430
        Prepaid expenses and other assets                                         3,555                        3,207
        Other current assets                                                        395                         (464)
        Accounts payable and accrued expenses                                    (2,426)                      (1,544)
        Deferred revenue                                                         (1,024)                      (8,806)
        Deferred compensation                                                        72                           41
        Income taxes payable                                                       (201)                         568
                                                                            -----------                 ------------
           Net cash provided by (used in) operating activities                      653                       (5,459)
                                                                            -----------                 ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                              (235)                        (110)
  Sales of marketable securities                                                    779                        6,540
  Purchases of marketable securities                                                -                         (4,306)
                                                                            -----------                 ------------
            Net cash provided by (used in) investing activities                     544                        2,124
                                                                            -----------                 ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                                                                   (644)                        (660)
  Purchase of treasury stock                                                        -                           (716)
  Net cash received from (paid to) Windsor, Inc.                                   (427)                         -
                                                                            -----------                 ------------
            Net cash provided by (used in) financing activities                  (1,071)                      (1,376)
                                                                            -----------                 ------------

NET INCREASE (DECREASE) IN CASH AND CASH  EQUIVALENTS                               126                       (4,711)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    6,670                       12,178
                                                                            -----------                 ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $     6,796                 $      7,467
                                                                            ===========                 ============

See notes to financial statements.

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

On December 31, 1996, INTRAV acquired all the outstanding common stock of Clipper Cruise Line from Windsor, Inc., a company controlled by Barney A. Ebsworth, INTRAV's Chairman of the Board and majority stockholder. Due to the common ownership and control of Mr. Ebsworth over both INTRAV and Clipper, the acquisition was accounted for in a manner similar to a pooling-of-interests method and, accordingly, all financial data has been restated to include the accounts and results of operations of Clipper for all periods presented.

Clipper is a leading designer, organizer, marketer and operator of deluxe, escorted, domestic and international travel cruises. Similar to INTRAV, its programs are designed to appeal to higher-income individuals desiring first-class travel experiences and are primarily marketed through sponsoring "affinity groups," or directly to the ultimate traveler. Clipper's travelers cruise primarily on its two cruise ships, the M/V Yorktown Clipper and the M/V Nantucket Clipper.

The unaudited financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management of the Company, the financial statements include all adjustments, which consist of normal recurring accruals, necessary to present fairly the financial information for such periods. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1996 contained in the Company's Annual Report on Form 10-K, dated March 28, 1997, as filed with the Securities and Exchange Commission.

DIVIDEND DECLARATION

On May 1, 1997, the Company declared a dividend of $0.125 per share, for shareholders of record on May 30, 1997, to be paid on June 16, 1997

STOCK REPURCHASE PROGRAM/STOCK OPTION GRANT

In January 1996, the Board of Directors approved a Stock Repurchase Program whereby the Company intends to purchase up to 300,000 shares of common stock over an unspecified period of time as market conditions allow. Such repurchased shares may be used to fund the Company's stock option plan. As of March 31, 1997, the Company had purchased 173,400 shares. On March 19, 1997, the Company granted options to purchase 200,000 shares to the Company's

President and Chief Executive Officer.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION
-------------------------------------------------------------------------------

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

PROGRAM REVENUES

Program revenues for the three months ended March 31, 1997 compared to 1996, decreased $4.2 million or 13.4%, from $31.4 million in 1996 to $27.2 million in 1997. This decrease was due to 1,339 fewer travelers, representing a 16.4% decrease, from 8,177 travelers in 1996 to 6,838 travelers in 1997. The decrease in travelers was primarily attributable to the reduced number of travelers participating on the Trans Panama Canal program in 1997 compared to 1996. This decrease was partially offset by a $134 increase in the average revenue per traveler, or 3.5%, from $3,840 in 1996 to $3,974 in 1997.

COST OF OPERATIONS

Cost of operations for the three months ended March 31, 1997 compared to 1996, decreased $3.4 million or 13.4%, from $25.4 million in 1996 to $22.0 million in 1997. This decrease reflects the decreased level of program costs resulting from fewer travelers. The average cost per traveler increased $118 per traveler, from $3,103 in 1996 to $3,221 in 1997. Costs of operations increased as a percentage of program revenues from 80.8% in 1996 to 81.0% in 1997 due to reduced program revenues and a constant level of promotional expenses associated with the programs operating in the first quarter of 1997 compared to 1996.

GROSS PROFIT

Gross profit for the three months ended March 31, 1997 compared to 1996, decreased $0.8 million or 14.5%, from $6.0 million in 1996 to $5.2 million in 1997, as a result of decreased revenues and higher relative costs of operations in 1997. Gross profit decreased as a percentage of revenues from 19.2% in 1996 to 19.0% in 1997, primarily due to the reduced level of program revenues and a constant level of promotional expenses associated with the programs operating in the first quarter of 1997 compared to 1996.

SELLING GENERAL AND ADMINISTRATIVE EXPENSESs

Selling, general and administrative expenses for the three months ended March 31, 1997 compared to 1996, decreased $0.2 million, or 3.7%, from $3.9 million in 1996 to $3.7 million in 1997. This decrease was primarily due to lower credit card transaction fees and office operating expenses. Selling, general and administrative expenses increased as a percentage of revenues from 12.4% in 1996 to 13.8% in 1997 due to the decrease in program revenues.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization, primarily relating to the cruise ships and internally developed software, for the three months ended March 31, 1997 compared to 1996, decreased $140,000, or 31.3%, from $448,000 to $304,000.
Depreciation and amortization decreased as a precentage of revenues from 1.4% in 1996 to 1.1% in 1997.

INVESTMENT INCOME

Investment income for the three months ended March 31, 1997 compared to 1996, decreased $188,000 from $389,000 in 1996 to $201,000 in 1997. This decrease was due to a lower level of investable cash resulting from the acquisition of Clipper Cruise Line on December 31, 1996. The average monthly balance of cash and marketable securities during the first quarter decreased from $25.6 million in 1996 to $12.5 million in 1997.

INTEREST EXPENSE

Interest expense, consisting of amounts paid for draws made on the Company's $10.0 million revolving credit facility, totaled $64,000 for the three months ended March 31, 1997. The 1996 amount totaled $486,000, and represented amounts paid on the U.S. Government Financing Bonds, relating to the cruise ships and the outstanding loan balance owed to Windsor, Inc.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to fund its operations, capital expenditures, dividend payments and treasury stock purchases through cash flows generated from operations and from retained earnings.

Net cash provided by (used in) operating activities for the three months ended March 31, 1997 and 1996, was $653,000 and $(5.5) million, respectively. The Company recognizes program revenues as income upon the completion of each tour departure. Deferred revenue balances consist of amounts received from travelers for tour departures which have not been completed. Of the $28.1 million of deferred revenue at March 31, 1997, approximately $18.9 million, or 67.4%, relates to tour departures which will be completed by June 30, 1997. The balance of the deferred revenue, $9.2 million, relates to deposits and payments for tour departures which will be completed after March 31, 1997.

The Company paid cash dividends of $644,000 during the three months ended March 31, 1997.

                      PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------------

(a)   Not applicable.

(b) Reports on Form 8-K. The Company filed Form 8-K on January 14, 1997, announcing the Company completed the acquisition of Clipper Cruise Line on December 31, 1996. The Company also filed Form 8-K/A on March 14, 1997, which included the financial statements of the acquired companies and the restated financial statements of the consolidated Company.


                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registration has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    INTRAV, INC.
                                                    (Registrant)

Date: May 1, 1997                          /s/  Michael A. DiRaimondo
                                           ------------------------------------
                                           Michael A. DiRaimondo
                                           Senior Vice President and Chief
                                           Financial Officer