Form 10-Q
period 1997-06-30
INTRAV INC
filed 1997-08-07
CIK 942317

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

                  ----------------------------------

                              FORM 10-Q

      (Mark One)
      /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended JUNE 30, 1997
                                     -------------
                                      OR
      / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from-------------------to--------------------

                          COMMISSION FILE NUMBER 0-25990

               -----------------------------------------------------------

                                   INTRAV, INC.
                  (Exact name of registrant as specified in its charter)

               -----------------------------------------------------------


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

                                    NO CHANGES
       (Former name, former address and former fiscal year, if changed since last report)
               -----------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                      YES /x/                         NO / /

           -----------------------------------------------------------

The Company had 5,087,600 shares of common stock outstanding at July 31, 1997.

                                                   Part I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
---------------------------------------------------------------------------------------------------------------------------------

INTRAV, INC.
STATEMENTS OF INCOME
(In thousands, except earnings per share)

                                                          Three Months Ended                      Six Months Ended
                                                               June 30,                               June 30,
                                                  ------------------------------          ------------------------------
                                                     1997                 1996               1997                 1996
                                                     ----                 ----               ----                 ----
                                                             (Unaudited)                            (Unaudited)

Program revenues                                  $   23,905          $   16,478          $   51,079          $   47,873

Cost of operations                                    18,892              13,127              40,915              38,496
                                                  ----------          ----------          ----------          ----------
Gross profit                                           5,013               3,351              10,164               9,377

Selling, general and administrative                    3,651               3,970               7,398               7,862

Depreciation and amortization                            338                 448                 642                 895
                                                  ----------          ----------          ----------          ----------

Operating income (loss)                                1,024              (1,067)              2,124                 620

Investment income                                        248                 395                 450                 784

Interest expense                                         (21)               (494)                (85)               (978)
                                                  ----------          ----------          ----------          ----------

Income (loss) before provision for income taxes        1,251              (1,166)              2,489                 426

Provision (credit) for income taxes                      450                (415)                896                 153
                                                  ----------          ----------          ----------          ----------

Net income (loss)                                        801                (751)              1,593                 273
                                                  ==========          ==========          ==========          ==========

Net income (loss) per common share                $     0.16          $    (0.14)         $     0.31          $     0.05
                                                  ==========          ==========          ==========          ==========


Weighted average number of common shares
   outstanding                                         5,114               5,192               5,133               5,238
                                                  ==========          ==========          ==========          ==========

See notes to financial statements.

INTRAV, INC.
BALANCE SHEETS
(IN THOUSANDS)

                                                                JUNE 30,                DECEMBER 31,
ASSETS                                                            1997                      1996
                                                               ----------               ------------
                                                              (UNAUDITED)
Current assets:
  Cash and cash equivalents                                    $   16,247                $   6,670
  Restricted cash                                                     687                    1,917
  Marketable securities                                               -                        776
  Restricted marketable securities                                  4,729                    4,751
  Prepaid program costs                                            11,757                    9,821
  Prepaid expenses                                                  1,559                      868
  Other current assets                                              1,085                    1,520
                                                               ----------                ---------
          Total current assets                                     36,064                   26,323

Property and equipment - net                                       19,701                   17,569
Prepaid promotion costs and other assets                            8,066                    8,702
                                                               ----------                ---------
          Total                                                $   63,831                $  52,594
                                                               ==========                =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                             $    2,674                $   3,298
  Accrued expenses                                                  3,789                    3,897
  Deferred revenue                                                 44,403                   29,096
  Income taxes payable                                                766                      616
  Due to affiliate                                                    -                        427
  Deferred income taxes                                             2,402                    2,404
                                                               ----------                ---------
          Total current liabilities                                54,034                   39,738

Deferred compensation                                               1,156                    1,012
Deferred income taxes                                               5,063                    5,063
Long-term debt                                                        -                      3,000


Shareholders' equity:
  Preferred stock, $.01 par value - authorized, 5,000,000
    shares; issued and outstanding, none
  Common stock, $.01 par value - authorized, 20,000,000
    shares; issued 5,325,000 shares; outstanding, 5,087,600
    shares in 1997 and 5,151,600 shares in 1996                        53                       53
  Additional paid-in capital                                       22,189                   22,189
  Retained earnings                                               (16,743)                 (17,055)
  Unrealized loss on marketable securities                             (4)                      (2)
                                                               ----------                ---------
                                                                    5,495                    5,185
  Less cost of common stock in treasury, 237,400
    shares in 1997 and 173,400 in 1996                             (1,917)                  (1,404)
                                                               ----------                ---------
          Total shareholders' equity                                3,578                    3,781
                                                               ----------                ---------

           Total                                               $   63,831                $  52,594
                                                               ==========                =========

See  notes to financial statements.

INTRAV, INC.
STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                                    SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                           -----------------------------------
                                                                              1997                     1996
                                                                           ---------                ----------
                                                                                      (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                               $   1,593                $      273
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and amortization                                              642                       941
      Gain on sale of marketable securities                                      -                         (35)
      Deferred income taxes                                                       (4)                   (1,023)
      Changes in assets and liabilities which provided (used) cash:
        Restricted cash                                                        1,230                       837
        Prepaid expenses and other assets                                     (1,992)                   (8,128)
        Other current assets                                                     435                      (141)
        Accounts payable and accrued expenses                                   (732)                     (265)
        Deferred revenue                                                      15,307                    18,727
        Deferred compensation                                                    144                        82
        Income taxes payable                                                     150                      (275)
                                                                           ---------                ----------
           Net cash provided by operating activities                          16,773                    10,993
                                                                           ---------                ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                         (2,773)                     (300)
  Sales of marketable securities                                                 798                     9,385
  Purchases of marketable securities                                             -                      (5,504)
                                                                           ---------                ----------
            Net cash provided by (used in) investing activities               (1,975)                    3,581
                                                                           ---------                ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of long-term debt                                                  (3,000)                     (351)
  Dividends paid                                                              (1,281)                   (1,308)
  Purchase of treasury stock                                                    (513)                   (1,404)
  Net cash received from (paid to) Windsor, Inc.                                (427)                      -
                                                                           ---------                ----------
            Net cash used in financing activities                             (5,221)                   (3,063)
                                                                           ---------                ----------

NET INCREASE IN CASH AND CASH  EQUIVALENTS                                     9,577                    11,511

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 6,670                    12,178
                                                                           ---------                ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $  16,247                $   23,689
                                                                           =========                ==========


See notes to financial statements.

------------------------------------------------------------------------------

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

Clipper is a leading designer, marketer and operator of domestic and international small ship adventure cruises. Contrary to INTRAV, Clipper's programs are primarily marketed through U.S. tour operators and retail travel agents. A small part of its programs are marketed through sponsoring "affinity groups,". Similar to INTRAV, Clipper's programs appeal to higher-income, well educated travelers desiring first class travel experiences with educational substance. Clipper's travelers cruise primarily on its two cruise ships, the M/V Yorktown Clipper and the M/V Nantucket Clipper.

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

DIVIDEND DECLARATION

On August 1, 1997, the Company declared a dividend of $0.125 per share, for shareholders of record on August 29, 1997, to be paid on September 15, 1997.

STOCK REPURCHASE PROGRAM

In January 1996, the Board of Directors approved a Stock Repurchase Program whereby the Company intends to purchase up to 300,000 shares of common stock over an unspecified period of time as market conditions allow. Such repurchased shares may be used to fund the Company's stock option plan. As of June 30, 1997, the Company had purchased 237,400 shares.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION
------------------------------------------------------------------------------

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

PROGRAM REVENUES

Program revenues for the three months ended June 30, 1997 compared to 1996, increased $7.4 million, or 45.1%, from $16.5 million in 1996 to $23.9 million in 1997. This increase was due to 569 additional travelers, representing a 13.5% decrease, from 4,208 travelers in 1996 to 4,777 travelers in 1997. The increase in travelers was primarily attributable to the scheduled operation of more second quarter tour departures of European cruise programs in 1997 compared to 1996. The average revenue per traveler also increased $1,088, of 27.8%, from $3,916 in 1996 to $5,004 in 1997, resulting from the operation of the Circle Pacific South program which sold for $30,800 per traveler, and increased per traveler revenue from the Clipper Cruise Line operation.

Program revenues for the six months ended June 30, 1997 compared to 1996, increased $3.2 million, of 6.7%, from $47.9 million in 1996 to $51.1 million in 1997. This increase was due to the $533 increase in average revenue per traveler, from $3,865 in 1996 to $4,398 in 1997. This increase was partially offset by 770 fewer travelers, representing a 6.2% decrease, from 12,385 in 1996 to 11,615 in 1997, due to the reduced level of travelers participating on the Trans Panama Canal program which operated in the first quarter of 1997 compared to 1996.

COST OF OPERATIONS

Cost of operations for the three months ended June 30, 1997 compared to 1996, increased $5.8 million, or 43.9%, from $13.1 million in 1996 to $18.9 million in 1997. This increase reflects the increased level of program costs resulting from additional travelers. The average cost per traveler increased $835 per traveler, from $3,120 in 1996 to $3,955 in 1997, primarily due to the operation of the Circle Pacific South program. Cost of operations decreased as a percentage of program revenues from 79.7% in 1996 to 79.0% in 1997. operating in the first quarter of 1997 compared to 1996.

Cost of operations for the six months ended June 30, 1997 compared to 1996, increased $2.4 million, or 6.3%, from $38.5 million in 1996 to $40.9 million in 1997. The increase reflects the operation of higher priced programs, including the Circle Pacific South program, and is partially offset by the decrease in travelers. The average cost per traveler increased $415, from $3,108 in 1996 to $3,523 in 1997. Cost of operations decreased as a percentage of revenues from 80.4% in 1996 to 80.1% in 1997.

GROSS PROFIT

Gross profit for the three months ended June 30, 1997 compared to 1996, increased $1.7 million, or 49.6%, from $3.3 million in 1996 to $5.0 million in 1997, as a result of increased program revenues and lower relative operating costs in 1997. Gross profit increased as a percentage of program revenues from 20.3% in 1996 to 21.0% in 1997.

Gross profit for the six months ended June 30, 1997 compared to 1996, increased $0.8 million, or 8.4%, from $9.4 million in 1996 to $10.2 million in 1997, as a result of increased program revenues and lower relative direct operating costs in 1997. Gross profit as a percentage of program revenues increased from 19.6% in 1996 to 19.9% in 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses for the three months ended June 30, 1997 compared to 1996, decreased $0.3 million, or 8.0%, from $4.0 million in 1996 to $3.7 million in 1997. This decrease was primarily due to lower incentive compensation and credit card transaction fees. Selling, general and administrative expenses decreased as a percentage of program revenues from 24.1% in 1996 to 15.3% in 1997 due to the reduced level of expenses and the increase in program revenues.

Selling, general, and administrative expenses for the six months ended June 30, 1997 compared to 1996, decreased $0.5 million, or 5.9%, from $7.9 million in 1996 to $7.4 million in 1997. Selling, general, and administrative expenses decreased as a percentage of program revenues from 16.4% in 1996 to 14.5% in 1997.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization, primarily relating to the cruise ships and internally developed software, for the three months ended June 30, 1997 compared to 1996, decreased $110,000, or 24.6%, from $448,000 in 1996 to
$338,000 in 1997. Depreciation and amortization decreased as a percentage of program revenues from 2.7% in 1996 to 1.4% in 1997.

Depreciation and amortization for the six months ended June 30, 1997 compared to 1996, decreased $253,000, or 28.3%, from $895,000 in 1996 to $642,000 in
1997. This decrease was primarily due to the reduced depreciation resulting from the extension of the anticipated useful lives of the Clipper Cruise Line ships. Depreciation and amortization decreased as a percentage of program revenues from 1.9% in 1996 to 1.3% in 1997.

INVESTMENT INCOME

Investment income for the three months ended June 30, 1997 compared to 1996, decreased $147,000 from $395,000 in 1996 to $248,000 in 1997. This decrease was due to a lower level of investable cash resulting from the acquisition of Clipper Cruise Line on December 31, 1996. The average monthly balance of cash and marketable securities during the second quarter decreased from $29.5 million in 1996 to $16.3 million in 1997.

Investment income for the six months ended June 30, 1997 compared to 1996, decreased $334,000, from $784,000 in 1996 to $450,000 in 1997, due to the reduced level of investable cash and marketable securities referred to above.

INTEREST EXPENSE

Interest expense, consisting of amounts paid for draws made on the Company's $10.0 million revolving credit facility, totaled $21,000 for the three months ended June 30, 1997. The 1996 amount totaled $494,000, and represented amounts paid on the U.S. Government Financing Bonds, relating to the cruise ships and the outstanding loan balance owed to Windsor, Inc.

Interest expense for the six months ended June 30, 1997 totaled $85,000. During the second quarter, the Company paid off all outstanding draws on the revolving credit facility. The 1996 amount totaled $978,000 on the borrowings referred to above.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to fund its operations, capital expenditures, dividend payments and treasury stock purchases through cash flows generated from operations and from retained earnings.

Net cash provided by operating activities for the six months ended June 30, 1997 and 1996, was $16.8 million and $11.0 million, respectively. The Company recognizes program revenues as income upon the completion of each tour departure. Deferred revenue balances consist of amounts received from travelers for tour departures which have not been completed. Of the $44.4 million of deferred revenue at June 30, 1997, approximately $28.4 million, or 64.0%, relates to tour departures which will be completed by September 30, 1997.

The Company paid cash dividends of $1,281,000 and purchased 64,000 shares of its common stock from the open market during the six months ended June 30, 1997.

                         PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------------------------------------------

(a)   Not applicable.

(b)   None.


                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registration has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              INTRAV, INC.
                                              (Registrant)


Date: August 6, 1997          /s/  Michael A. DiRaimondo
                              -------------------------------------------------
                              Michael A. DiRaimondo
                              Senior Vice President and Chief Financial Officer