Form 10-Q
period 1997-09-30
INTRAV INC
filed 1997-11-07
CIK 942317

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                     ----------------------------------

                                  FORM 10-Q

      (Mark One)
      /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended SEPTEMBER 30, 1997
                                     ------------------
                                      OR
      /  /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
      For the transition period from---------------to----------------

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

                       YES /X/          NO /  /

                  ----------------------------------

     The Company had 5,054,850 shares of common stock outstanding at
                           October 31, 1997.

                       PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

INTRAV, INC.
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

                                                       THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                          SEPTEMBER 30,                         SEPTEMBER 30,
                                                       ------------------                   --------------------
                                                       1997          1996                   1997            1996
                                                       ----          ----                   ----            ----
                                                          (UNAUDITED)                           (UNAUDITED)
 Program revenues                                    $36,423        $42,209               $87,502         $90,083

 Cost of operations                                   29,806         34,230                70,721          72,725
                                                     -------        -------               -------         -------

 Gross profit                                          6,617          7,979                16,781          17,358

 Selling, general and administrative                   4,072          3,902                11,470          11,764

 Depreciation and amortization                           338            447                   979           1,343
                                                     -------        -------               -------         -------

 Operating income                                      2,207          3,630                 4,332           4,251

 Investment income                                       293            482                   743           1,266

 Interest expense                                         --           (504)                  (85)         (1,484)
                                                     -------        -------               -------         -------

 Income before provision for income taxes              2,500          3,608                 4,990           4,033

 Provision for income taxes                              900          1,298                 1,796           1,451
                                                     -------        -------               -------         -------

 Net income                                          $ 1,600        $ 2,310               $ 3,194         $ 2,582
                                                     =======        =======               =======         =======

 Net income per common share                         $  0.32        $  0.44               $  0.63         $  0.50
                                                     =======        =======               =======         =======


 Weighted average number of common shares
   outstanding                                         5,074          5,192                 5,113           5,209
                                                     =======        =======               =======         =======

See notes to consolidated financial statements.

INTRAV, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                                          SEPTEMBER 30,                 DECEMBER 31,
ASSETS                                                                        1997                          1996
                                                                          -------------                 ------------
                                                                           (UNAUDITED)
Current assets:
  Cash and cash equivalents                                                $  8,777                      $  6,670
  Restricted cash                                                             2,059                         1,917
  Marketable securities                                                          --                           776
  Restricted marketable securities                                            4,730                         4,751
  Prepaid program costs                                                      15,299                         9,821
  Prepaid expenses                                                            1,732                           868
  Other current assets                                                        1,145                         1,520
                                                                           --------                      --------
          Total current assets                                               33,742                        26,323

Property and equipment - net                                                 20,054                        17,569
Prepaid promotion costs and other assets                                      6,776                         8,702
                                                                           --------                      --------
          Total                                                            $ 60,572                      $ 52,594
                                                                           ========                      ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                         $  2,470                      $  3,298
  Accrued expenses                                                            6,354                         3,897
  Deferred revenue                                                           37,082                        29,096
  Income taxes payable                                                        1,684                           616
  Due to affiliate                                                               --                           427
  Deferred income taxes                                                       2,402                         2,404
                                                                           --------                      --------
          Total current liabilities                                          49,992                        39,738

Deferred compensation                                                         1,318                         1,012
Deferred income taxes                                                         5,063                         5,063
Long-term debt                                                                   --                         3,000


Shareholders' equity:
  Preferred stock, $.01 par value - authorized, 5,000,000
    shares; issued and outstanding, none                                         --                            --
  Common stock, $.01 par value - authorized, 20,000,000
    shares; issued 5,325,000 shares; outstanding, 5,054,850
    shares in 1997 and 5,151,600 shares in 1996                                  53                            53
  Additional paid-in capital                                                 22,189                        22,189
  Retained earnings (accumulated deficit)                                   (15,774)                      (17,055)
  Unrealized loss on marketable securities                                       (4)                           (2)
                                                                           --------                      --------
                                                                              6,464                         5,185
  Less cost of common stock in treasury, 270,15
    shares in 1997 and 173,400 in 1996                                       (2,265)                       (1,404)
                                                                           --------                      --------
          Total shareholders' equity                                          4,199                         3,781
                                                                           --------                      --------

           Total                                                           $ 60,572                      $ 52,594
                                                                           ========                      ========

See notes to consolidated financial statements.


INTRAV, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
                                                                                             NINE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                     ----------------------------------
                                                                                      1997                       1996
                                                                                      ----                       ----
                                                                                                (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                         $ 3,194                   $  2,582
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and amortization                                                      979                      1,343
      Amortization of bond premium                                                         4                         20
      Amortization of deferred financing costs                                            --                         12
      Gain on sale of marketable securities                                               (2)                         1
      Deferred income taxes                                                               (2)                    (1,012)
      Changes in assets and liabilities which provided (used) cash:
        Restricted cash                                                                 (142)                       342
        Prepaid expenses and other assets                                             (4,435)                    (9,637)
        Other current assets                                                             375                       (159)
        Accounts payable and accrued expenses                                          1,629                      2,376
        Deferred revenue                                                               7,986                      4,547
        Deferred compensation                                                            306                        160
        Income taxes payable                                                           1,068                        452
                                                                                     -------                   --------
           Net cash provided by operating activities                                  10,960                      1,027
                                                                                     -------                   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                                 (3,446)                      (507)
  Sales of marketable securities                                                       2,776                     14,514
  Purchases of marketable securities                                                  (1,982)                   (10,499)
                                                                                     -------                   --------
            Net cash (used in) provided by investing activities                       (2,652)                     3,508
                                                                                     -------                   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of long-term debt                                                          (3,000)                      (351)
  Dividends paid                                                                      (1,913)                    (1,952)
  Purchase of treasury stock                                                            (861)                    (1,404)
  Net cash received from (paid to) Windsor, Inc.                                        (427)                        --
                                                                                     -------                   --------
            Net cash used in financing activities                                     (6,201)                    (3,707)
                                                                                     -------                   --------

NET INCREASE IN CASH AND CASH  EQUIVALENTS                                             2,107                        828

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         6,670                     12,178
                                                                                     -------                   --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $ 8,777                   $ 13,006
                                                                                     =======                   ========

See notes to consolidated financial statements.


-------------------------------------------------------------------------------
INTRAV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

DESCRIPTION OF BUSINESS

Intrav, Inc. ("INTRAV" or the "Company") is a leading designer, organizer, marketer and operator of deluxe, escorted, international travel programs. The Company's programs are designed to appeal to higher income individuals desiring first-class travel experiences. The Company markets substantially all of its programs via direct mail through sponsoring "affinity groups", or directly to the ultimate traveler.

On December 31, 1996, INTRAV acquired all the outstanding common stock of Clipper Cruise Line ("Clipper") from Windsor, Inc., a company controlled by Barney A. Ebsworth, INTRAV's Chairman of the Board and majority stockholder. Due to the common ownership and control of Mr. Ebsworth over both INTRAV and Clipper, the acquisition was accounted for in a manner similar to a pooling-of-interests method and, accordingly, all financial data has been restated to include the accounts and results of operations of Clipper for all periods presented.

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

DIVIDEND DECLARATION

On October 31, 1997, the Company declared a dividend of $0.125 per share, for shareholders of record on November 28, 1997, to be paid on December 15, 1997.

STOCK REPURCHASE PROGRAM

In January 1996, the Board of Directors approved a Stock Repurchase Program whereby the Company intends to purchase up to 300,000 shares of common stock over an unspecified period of time as market conditions allow. Such repurchased shares may be used to fund the Company's stock option plan. As of September 30, 1997, the Company had purchased 270,250 shares.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION
-------------------------------------------------------------------------------

GENERAL

The Company recognizes the revenues and related costs of operations upon the completion of each tour departure. The actual results reflect the timing of the completion of such tour departures. Because of the timing of recognition of revenues and related costs, quarterly comparisons from year-to-year may not be indicative of the Company's level of business activity for the compared quarters or be indicative of the results of operations for the year.

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

PROGRAM REVENUES

Program revenues for the three months ended September 30, 1997 compared to 1996, decreased $5.8 million, or 13.7%, from $42.2 million in 1996 to $36.4 million in 1997. This decrease was due to 1,581 fewer travelers, representing a 16.0% decrease, from 9,905 travelers in 1996 to 8,324 travelers in 1997. The decrease in travelers was primarily attributable to two travel programs that generated fewer travelers in 1997 than in 1996. The average revenue per traveler increased $115, representing a 2.7% increase, from $4,261 in 1996 to $4,376 in 1997.

Program revenues for the nine months ended September 30, 1997 compared to 1996, decreased $2.6 million, or 2.9%, from $90.0 million in 1996 to $87.5 million in 1997. This decrease was due to the 2,229 fewer travelers representing a 10.1% decrease, from 22,168 in 1996 to 19,939 in 1997. The reduction in travelers is primarily due to the two programs referred to above. This decrease was partially offset by an increase in the average revenue per traveler of $325, or 8.0%, from $4,063 in 1996 to $4,388 in 1997.

COST OF OPERATIONS

Cost of operations for the three months ended September 30, 1997 compared to 1996, decreased $4.4 million, or 12.9%, from $34.2 million in 1996 to $29.8 million in 1997. This decrease reflects the decreased level of program costs resulting from fewer travelers. Cost of operations increased as a percentage of program revenues from 81.1% in 1996 to 81.8% in 1997. This increase was due to the increase in promotional expenses as a percent of revenue, from 13.9% in 1996 to 15.8% in 1997.

Cost of operations for the nine months ended September 30, 1997 compared to 1996, decreased $2.0 million, or 2.8%, from $72.7 million in 1996 to $70.7 million in 1997. The decrease reflects the decrease in travelers. The average cost per traveler increased $266, from $3,280 in 1996 to $3,546 in 1997, resulting from an increase in promotional cost. Cost of operations increased as a percentage of revenues from 80.7% in 1996 to 80.8% in 1997.

GROSS PROFIT

Gross profit for the three months ended September 30, 1997 compared to 1996, decreased $1.4 million, or 17.1%, from $8.0 million in 1996 to $6.6 million in 1997, as a result of decreased program revenues and higher relative operating costs in 1997. Gross profit decreased as a percentage of program revenues from 18.9% in 1996 to 18.2% in 1997.

Gross profit for the nine months ended September 30, 1997 compared to 1996, decreased $0.6 million, or 3.3%, from $17.4 million in 1996 to $16.8 million in 1997, as a result of decreased program revenues and higher relative promotional costs in 1997. Gross profit as a percentage of program revenues decreased from 19.3% in 1996 to 19.2% in 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses for the three months ended September 30, 1997 compared to 1996, increased $0.2 million, or 4.3%, from $3.9 million in 1996 to $4.1 million in 1997. This increase was primarily due to severance pay expense for two senior executives who departed in the third quarter of 1997. Selling, general and administrative expenses increased as a percentage of program revenues from 9.2% for 1996 to 11.2% in 1997.

Selling, general, and administrative expenses for the nine months ended September 30, 1997 compared to 1996, decreased $0.3 million, or 2.5%, from $11.8 million in 1996 to $11.5 million in 1997. This decrease was primarily due to lower incentive compensation and credit card fees and was partially offset by increased severance pay expense. Selling, general, and administrative expenses were unchanged as a percentage of program revenues, 13.1% in 1996 and 1997.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization, primarily relating to the Clipper Cruise Line ships and internally developed software, for the three months ended September 30, 1997 compared to 1996, decreased $110,000, or 24.6%, from $448,000 in
1996 to $338,000 in 1997. Depreciation and amortization decreased as a percentage of program revenues from 1.1% in 1996 to 0.9% in 1997.

Depreciation and amortization for the nine months ended September 30, 1997 compared to 1996, decreased $364,000, or 27.1%, from $1,343,000 in 1996 to
$979,000 in 1997. This decrease was primarily due to reduced depreciation resulting from a change in the estimated useful lives of the Clipper Cruise
Line ships. The change in estimated useful lives of the Clipper ships was made, by management , at the completion of the appraisals of the Clipper ships, which were performed in connection with INTRAV's acquisition of Clipper. The effect of the change in the estimated useful lives of the Clipper ships was to decrease depreciation expense for the three months and nine months ended September 30, 1997 by approximately $156,000 and $467,000, respectively. The effect of the change in the estimated useful lives of the ships on net income and net income per common share for the three months and nine months ended September 30, 1997 was an increase of $100,000 and $0.02 and $300,000 and $0.06, respectively. Depreciation and amortization decreased as a percentage of program revenues from 1.5% in 1996 to 1.1% in 1997.

INVESTMENT INCOME

Investment income for the three months ended September 30, 1997 compared to 1996, decreased $189,000 from $482,000 in 1996 to $293,000 in 1997. This decrease was due to a lower level of investable cash resulting from the acquisition of Clipper Cruise Line on December 31, 1996 and Clipper's acquisition of a third ship, which was completed at the end of June 1997. The average monthly balance of cash and marketable securities during the third quarter decreased from $35.7 million in 1996 to $20.0 million in 1997.

Investment income for the nine months ended September 30, 1997 compared to 1996, decreased $523,000, from $1,266,000 in 1996 to $743,000 in 1997, due to the reduced level of investable cash and marketable securities referred to above.

INTEREST EXPENSE

Interest expense, consisting of amounts paid for draws made on the Company's $10.0 million revolving credit facility, was $0 for the three months ended September 30, 1997. The 1996 amount totaled $504,000, and represented amounts paid on the U.S. Government Financing Bonds, relating to the cruise ships and the outstanding loan balance owed to Windsor, Inc.

Interest expense for the nine months ended September 30, 1997 totaled $85,000. During the second quarter, the Company paid off all outstanding draws on the revolving credit facility. The 1996 amount totaled $1,484,000 on the borrowings referred to above.

LIQUIDITY AND CAPITAL RESOURCES

The Company funded its operations, capital expenditures, dividend payments and treasury stock purchases through cash flows generated from operations.

Net cash provided by operating activities for the nine months ended September 30, 1997 and 1996 was $11.0 million and $1.0 million, respectively. Included in cash used in investing activities for the nine months ended September 30, 1997 was $2.7 million to fund the purchase of the new ship, M/V Clipper Adventurer.

The Company recognizes program revenues as income upon the completion of each tour departure. Deferred revenue balances consist of amounts received from travelers for tour departures which have not been completed. Of the $37.1 million of deferred revenue at September 30, 1997, approximately $32.1 million, or 86.5%, relates to tour departures which will be completed by December 31, 1997.

As of October 31, 1997 the Company had received a commitment from its lender to increase its revolving credit facility from $10.0 million to $15.0 million, extend the term to December 31, 2000 and reduce the interest rate and fees. It is the Company's intention to fund the purchase and rehabilitation of the M/V Clipper Adventurer from the proceeds of its revolving credit facility to the extent necessary.

The Company paid cash dividends of $1.9 million and purchased 96,850 shares of its common stock from the open market during the nine months ended September 30, 1997.

                      PART II.  OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------------

(a)   Not applicable.

(b)   None.


                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           INTRAV, INC.
                                           (Registrant)


Date: November 6, 1997        /s/  Wayne L. Smith II
                              ----------------------------------------------
                              Wayne L. Smith II
                              Executive Vice President and Chief Financial
                              Officer
                              (Principal Financial Officer)