Form 10-K405
period 1997-12-31
INTRAV INC
filed 1998-03-27
CIK 942317

                                UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

               FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
OR

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

                         Title of each class
                        --------------------
                COMMON STOCK, PAR VALUE $.01 PER SHARE

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

The aggregate market value of the voting stock held by non affiliates of the registrant as of February 28, 1998 was approximately $16.6 million. The amount shown is based on the closing price of $14.125 per share of Common Stock on the NASDAQ Stock Market on February 28, 1998.

As of February 28, 1998, there were 5,100,850 shares of the registrants Common Stock outstanding.

                 DOCUMENTS INCORPORATED BY REFERENCE
Parts I, II and IV of this Form 10-K incorporate by reference certain information from the registrant's 1997 Annual Report to Shareholders. Part III of this Form 10-K incorporates by reference certain information from the registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on May 21, 1998.

                                PART I

Item 1.  BUSINESS

INTRAV, Inc. ("INTRAV") is a leading designer, organizer, marketer and operator of deluxe, escorted, international and domestic travel programs and cruises. Its programs and cruises are designed to attract affluent, well-educated individuals desiring first-class travel and cruise experiences. In 1997, INTRAV offered and operated 82 travel programs with 305 departures, generating an average revenue of $4,879 per person. These programs included cruises aboard its subsidiary Clipper Cruise Line's 100-passenger M/V Nantucket Clipper and 138-passenger M/V Yorktown Clipper ranging from $1,200 for a 5-day cruise in Northern California to $5,380 for a 14-day cruise in British Columbia and Alaska. Also included were INTRAV's Around the World by Private Concorde which sold for $55,800 per person, as well as other land and cruise programs to Europe, Asia, Africa, Australia, Antarctica, the Caribbean and South America. Since 1959, over 400,000 travelers have participated in INTRAV's worldwide travel programs.

The tour and cruise industry in the U.S. comprises wholesale tour operators and cruise operators which package tours and cruises using retail travel agency outlets as their primary distribution system. INTRAV, however, has historically functioned as a designer, packager and retailer of its own products, marketing to "affinity groups" in the educational, cultural and professional market, i.e., university alumni associations, museums, medical associations, etc., through the use of direct mail.

The increased costs of postage, paper and printing, and the deteriorating direct-mail conversions of promotions sponsored by affinity groups warranted an adjustment in INTRAV's marketing strategy to include distribution through retail travel agents. With the acquisition of Clipper Cruise Line, Inc., and related companies on December 31, 1996, INTRAV was able to utilize Clipper's established travel agent relationships to market to the general public, without losing its established position in the affinity group market.

COMPANY BACKGROUND
Throughout its history, INTRAV has been a leader in creating unique tours for travelers. From inception until 1967, INTRAV operated a regional group tour business. INTRAV was a pioneer in the field of comprehensive international air charter leisure holidays, launching a back-to-back (multiple charters of the same tour) charter series of nine Boeing 707 flights to Tokyo and Hong Kong in 1967. After the successful operation to the Orient, INTRAV expanded the concept of back-to-back air charter operations to South America, Africa, the South Pacific, Scandinavia and Europe.

In 1971, INTRAV introduced its "air/sea cruise" travel concept.
All-inclusive travel package tours were developed, offering a combination of round-trip charter flights plus a two-week cruise in the Mediterranean Sea. In 1977, INTRAV again expanded the concept of back-to-back charter operations when it operated a series of five Boeing 707 back-to-back charter flights around the world.

With deregulation of the airline industry in the late 1970s, INTRAV converted all of its travel programs to scheduled air carriers utilizing its strength in itinerary planning, customer base, strong financial condition and high service reputation. INTRAV also adopted and further developed the "river cruise" concept. These programs include cruising on the inland waterways of Europe, Russia and China, including the Danube River/Black Sea Cruise which it has offered since 1979.

In 1987, INTRAV developed the first "Around the World by Supersonic Concorde" travel program. For this program, customers are flown on a chartered supersonic Concorde jet to various attractive locations while circumnavigating the globe. Since 1987, INTRAV has operated 22 of these tours, and is again offering two departures of this travel opportunity in 1998.

On December 31, 1996, INTRAV acquired Clipper Cruise Line, Inc. ("Clipper," which term also includes the INTRAV subsidiaries Clipper Adventure Cruises, Inc., Republic Cruise Line, Inc., Liberty Cruise Line, Inc., and the recently organized Clipper Adventurer Ltd.), which is a leading designer, organizer, marketer and operator of deluxe escorted domestic and international small-ship cruises and tours. Clipper's programs currently are operated aboard two ships, the Yorktown Clipper and the Nantucket Clipper, and a third ship, the 122-passenger Clipper Adventurer, is scheduled to begin service in April 1998. All three ships are owned by INTRAV through certain of its Clipper subsidiaries.

BUSINESS STRATEGY
The Company operates its business as follows:

      SOURCING OF CUSTOMERS.

      a)  Affinity Groups

      INTRAV's sales force operates in the U.S. and Canada soliciting sponsorship of INTRAV tours and cruises by affinity groups in the educational, cultural and professional market. Working closely with administrative staff at such organizations, a direct-mail campaign is designed after the demographic makeup of the membership list is analyzed in an effort to ensure compatibility with the tour and cruise programs offered. A targeted prospect base is thus established and promotional brochure quantities fixed.

      b)  Travel Agents

      INTRAV's sales force also solicits travel agents in the U.S. and Canada on a targeted basis, contacting those agents that are deemed to have clients that are likely to purchase INTRAV tours and cruises. Direct mail plays an important role in joint promotional mailings to the travel agents' client lists.

      c)  Direct-Mail Advertising

      INTRAV also uses its internal database of past and prospective travelers to reach potential new customers. INTRAV maintains detailed traveler information in its proprietary database, WISDM, a customized software application designed to facilitate targeted marketing, customer service, program design and profitability analysis. Data on every customer traveling with INTRAV is maintained within the database. In addition, with a client association's permission, the Company contacts past travelers through its marketing services department to secure referrals of individuals who may also be interested in traveling on deluxe international travel programs. This referral system results in a high-quality mailing list of potential new customers to which the Company markets its travel programs.

      d)  Public Relations

      As INTRAV began to establish a presence in the general marketplace, a vigorous public relations effort, largely based on Clipper's existing strategy, has been and continues to be made to publicize the company's tour and cruise offerings in the consumer and trade press. It is estimated that in 1997, this effort resulted in approximately 177 million impressions in consumer media, and 6 million impressions in travel trade publications.

      e)  The Internet

      The company recognizes the increasing importance of the Internet as a source of information and has established Web sites for both INTRAV and Clipper brands containing detailed descriptions of tours and cruises.

      DEVELOPMENT OF TRAVEL PROGRAMS. The Company believes that new markets are opening for the travel industry. The widespread fall of Communism, the increasing number of democracies throughout the world, and the development of infrastructures in underdeveloped lands are lowering barriers and providing more opportunities for international travel. To service these new markets, the Company intends to continue developing and offering travel programs not available from other travel providers. INTRAV designs, organizes and executes each of its travel programs, although to varying degrees it may purchase certain components of a program from another travel provider. The Company's travel planners and operations personnel select and design each travel program, make all of the travel and accommodation arrangements from the point of departure and arrange for exclusive parties, sightseeing opportunities and other special events. During the program-design process, the Company may charter ships or aircraft and commit to purchase large blocks of hotel rooms and other accommodations. The Company believes its ability to make "bulk" purchases and commitments, as well as its established industry position, results in suppliers providing the best available rates for these services and allows the Company to provide its customers with travel programs with good value and competitive prices.

      CUSTOMER SERVICE. A high level of customer satisfaction is critical to the Company's business, and at least one third of the travelers from 1993 through 1997 were repeat customers. The Company's operations department is responsible for implementing its quality control program. The Company inspects each hotel at which customers will be staying, as well as the ship or other means of transportation being utilized on each program. An INTRAV travel or cruise director accompanies each tour throughout its duration to provide incremental customer service and to ensure that the highest possible quality of service is maintained. At each destination, the Company hires local hosts and the best available professional guides. In certain geographic areas, the Company employs destination managers to assist with service and quality control as needed. Travel arrangements are also monitored by a team of experienced travel planners under the supervision of senior management.

      At the conclusion of each travel program, the Company distributes questionnaires to its travelers to solicit their input on the quality of the program and responds to concerns identified. The Company has experienced a response rate of more than 90% of questionnaires distributed, which the Company believes is important in order to respond to traveler needs. Results of responses to the questionnaires show that travelers consistently rate their INTRAV travel experience between "good" and "excellent."

TRAVEL PROGRAMS
The Company attempts to develop exclusive travel programs not available from other travel providers. In order to achieve its goal of offering exclusive programs, INTRAV coordinates three elements in planning its travel programs: choosing unique and attractive destinations; planning the day-to-day itinerary; and determining which travel components will be included in the travel program. The Company's program-planning personnel stay current with consumer demand trends in the travel industry by researching trade journals, travel brochures, consumer publications, attending trade shows, consulting with overseas suppliers, responding to sponsoring associations and by reviewing the responses to the questionnaires distributed by the Company at the conclusion of each travel program. As destinations are selected, INTRAV's program-planning personnel work closely with local experts to develop the itinerary for the specific destination. INTRAV oversees all aspects of ground operations, including the inspection of ships, trains, hotels and other services. Based on industry standards, location, value, availability, past customer ratings and other relevant criteria, the Company negotiates with suppliers, including commercial airlines and other commercial carriers, and then selects hotels, ships, trains, aircraft and other components of its travel programs. Once a travel program has been developed, INTRAV personnel systematically visit each proposed destination to ensure that all accommodations and services meet the Company's standards for an INTRAV travel program.

The acquisition of Clipper on December 31, 1996, broadened and enhanced INTRAV's inventory of unique travel programs. The highly maneuverable, shallow-draft M/V Nantucket Clipper and M/V Yorktown Clipper, carrying less than 140 passengers each, offer an unregimented and nonfrenetic ambience, leisurely single-seating dining, and personalized service. These small ships travel the historic waterways of North America from March to November.
Winter months find the ships in the Caribbean and Central America. The addition of the M/S Clipper Adventurer in April 1998, will further expand INTRAV's small-ship adventure cruise programs to remote and exotic destinations such as Antarctica, Greenland, Spitsbergen, Hudson Bay, Scandinavia, Western Europe and the Amazon.

MARKETING AND SALES
The Company's travel and cruise programs are targeted to upper-income travelers. An important part of the Company's marketing is done through direct-mail solicitation of these travelers. In 1997, the Company distributed approximately 25 million copies of four-color sales brochures and catalogs. Affinity groups sponsor INTRAV travel programs and offer trips to their members. The groups do not guarantee a minimum level of participation on the part of their members, nor do they assume the costs of marketing travel programs to their members. INTRAV also maintains a database of the names of approximately 180,000 past and prospective customers to which it directly markets its travel programs.

Although some of the Company's mailings are handled through a sponsoring association or affinity group, the majority of the Company's mailings are done through a third-party mailing facility. The Company's proprietary software, and software licensed from third parties, allows the Company to avoid duplication of addresses and to standardize addresses according to postal requirements to obtain savings on mailing costs. By barcoding the mailings and complying with other postal regulations, the Company believes, based upon surveys it performs, that it has been able to achieve a high delivery rate on low-cost, third-class bulk mailings.

Marketing materials are generally mailed nine to 15 months in advance of a scheduled departure date. Travelers generally book their INTRAV travel programs six to 12 months in advance of the scheduled departure date. Final payment for the program is generally due 70 days in advance of the scheduled departure date. This process allows the Company to monitor closely the booking patterns of each program and successfully estimate the traveler demand for its programs. Concurrently, the Company reviews the accommodation/service commitments it has made with each supplier to ensure they are adequate. Periodically, adjustments are made to the allotments which allows the Company's suppliers to maximize the utilization of their resources. As a result, the Company is able to negotiate generally favorable prices and cancellation provisions for the space it reserves. Cancellation penalties can include payment of 100% of the full charter price if the charter is canceled within the number of days of the scheduled departure as specified in the charter contract.

COMPETITION
The travel industry is highly competitive. The Company believes that the principal competitive factors are (i) the uniqueness of the travel and cruise programs offered, (ii) the quality of the travel programs offered, and (iii) customer service. Although its competition is highly fragmented, the Company recognizes four direct competitors that compete with INTRAV in the affinity group travel market. INTRAV's programs also compete against a wide range of vacation alternatives, including large-ship cruises, destination resorts and other travel programs. Certain companies that engage in the travel business, but all of which are not necessarily the direct competitors of the Company, have greater financial, marketing and sales resources than the Company.
There can be no assurance that INTRAV's present competitors or competitors that choose to enter the marketplace in the future will not exert significant competitive pressures on INTRAV.

SEASONALITY
Demand for INTRAV's travel and cruise programs is subject to seasonal fluctuations. Higher activity generally is experienced in the summer, early fall, and winter months. Demand is typically lower during April, May, November and December due to decreased international travel during these periods. Clipper offers various cruises throughout the year with scheduled maintenance occurring in the fourth quarter for the Nantucket Clipper and Yorktown Clipper and in the first quarter for the Clipper Adventurer.

GOVERNMENT REGULATION
The Company's operations are affected by laws and regulations relating to public charters, principally regulations issued by the United States Department of Transportation. Among other requirements, such regulations require the Company to file and receive approval of a charter prospectus and other materials prior to the Company's selling or offering to sell travel programs which utilize chartered aircraft originating or terminating in the United States. Such regulations also require the Company to maintain financial protection for traveler advance payments for Company operated charters originating or terminating in the United States. The Company has established escrow arrangements to comply with the regulations. Under the arrangements, monies received from travelers are held in escrow accounts until charter payments have been made. Management believes that the Company is in material compliance with these laws and regulations and does not believe that future compliance with such laws and regulations will have a material adverse impact on the Company's financial condition or results of operations.

U.S. law requires the Company to maintain financial protection for passenger advance payments for Company-operated cruises embarking in U.S. ports. The Company has established escrow arrangements to comply with the law. Under the arrangements, monies received from passengers for cruises are held in escrow accounts until the respective cruises have been completed.

Both the Nantucket Clipper and Yorktown Clipper are classified +A1 Passenger Vessels+AMS by the American Bureau of Shipping. They are certified for coastwise and international service by the United States Coast Guard. They carry Passenger Ship Safety Certificates issued under the provisions of the International Convention for the Safety of Life at Sea (SOLAS), as well as Certificates of Sanitary Construction issued by the FDA. The Clipper Adventurer is classified A-1 ice class for unrestricted passenger service by the Lloyd's Register. She carries a Passenger Ship Safety Certificate issued under the provisions of the International Convention for the Safety of Life at Sea (SOLAS).

EMPLOYEES
As of February 28, 1998, the Company had approximately 300 employees. None of the Company's employees is represented by a labor union. Management believes that its employee relations are good.

Item 2.  PROPERTIES

The headquarters and principal operations of INTRAV are located in St. Louis, Missouri, where the Company leases approximately 36,400 square feet of office space under leases expiring December 31, 2001. Each lease provides an option to renew, at the Company's discretion, for an additional five-year period. Windsor Management Corporation, as agent for Windsor Real Estate, Inc., an affiliated entity, was lessor of the office space through July 1997. During 1997, the office building was sold to an unrelated third party. Amounts paid in 1997 totaled $683,000. The leases provide for annual rentals totaling $683,000 in 1998, subject to certain adjustments for taxes, insurance, operating expenses and utilities. Management believes that the Company's facilities are adequate for its current needs and that suitable additional space would be available as required.

Item 3.  LEGAL PROCEEDINGS

The Company currently is not a party to any pending legal proceedings, other than ordinary routine litigation incidental to its business.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's shareholders during the fourth quarter of its fiscal year ended December 31, 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT
Information regarding executive officers is contained in Item 10 Part III of this Report (General Instruction G) and is incorporated herein by reference.

                                  PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The information required by this Item is set forth under the caption "General Corporate Information" of the Company's 1997 Annual Report to Shareholders and is incorporated herein by reference.

Item 6.  SELECTED FINANCIAL DATA

The information required by this item is set forth under the caption "Five-Year Financial Highlights" of the Company's 1997 Annual Report to Shareholders and is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is set forth under the caption "Management's Discussion and Analysis" of the Company's 1997 Annual Report to Shareholders and is incorporated herein by reference.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this Item is not applicable to the Registrant pursuant to General Instruction 1 to paragraphs 305(a), 305(b), 305(c), 305(d) and 305(e) of Regulation S-K.

Item 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is set forth in the Company's 1997 Annual Report to Shareholders and is incorporated herein by reference.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE
None.

                                Part III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is set forth under the heading "Proposal 1: Election of Director" of the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders and is incorporated herein by reference. The following information with respect to the executive officers of the Company on February 28, 1998, is included pursuant to Instruction 3 of Item 401(b) of Regulation S-K.

MANAGEMENT

EXECUTIVE OFFICERS
The following table sets forth certain information regarding the Company's executive officers, including their respective ages.

       NAME            AGE                       POSITION
Paul H. Duynhouwer     63      President and Chief Executive Officer and Director

Wayne L. Smith II      48      Executive Vice President & Chief Financial Officer and Director

Richard J. Hefler      48      Senior Vice President Marketing and Sales

PAUL H. DUYNHOUWER became President, Chief Executive Officer, and a Director of INTRAV in January 1997. He has served as President of Clipper Cruise Line since 1989 and retains this position in addition to his responsibilities at INTRAV. Prior to becoming President of Clipper Cruise Line, Mr. Duynhouwer served as Executive Vice President of Special Expeditions from December 1986 until August 1989, and as Senior Vice President of Clipper Cruise Line from June 1982 through November 1986.

WAYNE L. SMITH II has served as Executive Vice President & Chief Financial Officer, and a Director of INTRAV since September 1997. Mr. Smith also served as Chairman, President and Chief Executive Officer of Bekins Distribution Services, Inc., from January 1993 through December 1997. Mr. Smith has also served as President of Windsor Real Estate and Windsor Capital from October 1989 through September 1997. Prior to joining Windsor, Mr. Smith was a Vice President of Citicorp from September 1980 through September 1989.

RICHARD J. HEFLER became Senior Vice President Marketing and Sales of INTRAV in december 1997. Mr. Hefler had served as Vice President of Marketing of the Company since September 1990. Prior to joining the Company, Mr. Hefler served as Director for North America of the Victorian Tourist Commission of Australia and earlier as Director of Marketing for the AARP Travel Service Division of Olson-Travelworld.

Item 11.  EXECUTIVE COMPENSATION

The information contained in the Proxy Statement for the 1998 Annual Meeting of Shareholders under the caption "Executive Compensation" is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is set forth under the heading, "Holdings of Principal Shareholder and Management," of the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is set forth under the heading, "Compensation Committee Interlock and Insider Participation," of the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders and is incorporated herein by reference.

                               PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON 8-K

The following is an index of the financial statements, schedules and exhibits including this Report or incorporated herein by reference.

(a)        1.  Financial Statements:

                                                                                                  Page
                                                                                                  ----
           Consolidated Balance Sheets -- December 31, 1997 and December 31, 1996                 <F*>
           Consolidated Statements of Income -- For the years 1997, 1996 and 1995                 <F*>
           Consolidated Statements of Cash Flows -- For the years 1997, 1996 and 1995             <F*>
           Consolidated Statements of Shareholders' Equity -- For the years 1997, 1996 and 1995   <F*>
           Notes to Consolidated Financial Statements                                             <F*>

           <F*> Incorporated in this Report by reference to the Company's 1997 Annual Report to
                Shareholders.

           2.  Financial Statement Schedules:

           All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

           3.  Exhibits -- see the following Exhibit Index of this report.

           The following exhibits listed in the Exhibit Index are filed with this report:

           4(i) Amendments one, two, three and four to Revolving Credit Agreement between Registrant and NationsBank, N.A.

           10(iii) (A) (5) Amended Intrav, Inc. 1995 Incentive Stock Plan

           10(iii) (A) (8) First Amendment to Deferred Compensation Agreement between Clipper Cruise Line and Paul H. Duynhouwer

           10(iii) (A) (9) Employment Agreement between Intrav, Inc. and Wayne L. Smith II

           13 Annual Report to Shareholders for the Fiscal Year Ended December 31, 1997

           21  Subsidiaries of the registrant

           23  Consent of Deloitte & Touche LLP

(b)        Reports on Form 8-K during the quarter ended December 31, 1997

           The Company did not file any reports on Form 8-K during the fourth quarter ended December 31, 1997.

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

           Employment Agreement by and between Intrav, Inc. and Larry R.
           Nolan

           Employment Agreement by and between Intrav, Inc. and Richard L. Burkemper

           Employment Agreement by and between Intrav, Inc. and Brenda J.
           Stehle

           Employment Agreement by and between Intrav, Inc. and Michael A. DiRaimondo

           Amended Intrav, Inc. 1995 Incentive Stock Plan

           Form of Option Agreement for Awards under 1995 Stock Plan

           Deferred Compensation Agreement between Clipper Cruise Line and Paul H. Duynhouwer

           First Amendment to Deferred Compensation Agreement between Clipper Cruise Line and Paul H. Duynhouwer

           Employment Agreement between Intrav, Inc., and Wayne L. Smith II

                                  SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          INTRAV, Inc.

Date March 27, 1998       By: /s/ Paul H. Duynhouwer
           --                 -------------------------------
                              Paul H. Duynhouwer
                              President, Chief Executive Officer and Director


                            POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Barney A. Ebsworth, Paul H. Duynhouwer and Wayne L. Smith II, and each of them (with full power to each of them to act alone), his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this report on Form 10-K for the fiscal year ended December 31, 1997, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 27th day of March, 1998, by the following persons on behalf of the registrant and in the capacities indicated.

         SIGNATURE                         TITLE


/s/ Paul H. Duynhouwer                     President, Chief Executive
--------------------------------           Officer and Director
    Paul H. Duynhouwer                     (Principal Executive
                                           Officer)

/s/ Wayne L. Smith II                      Executive Vice President &
--------------------------------           Chief Financial Officer and Director
    Wayne L. Smith II                      (Principal Financial and
                                           Accounting Officer)

/s/ Barney A. Ebsworth                     Chairman of the Board
--------------------------------
    Barney A. Ebsworth


/s/ William H. T. Bush                     Director
--------------------------------
    William H.T. Bush


                                           Director
--------------------------------
    Robert H. Chapman


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

 4(i)             Amendments One, Two, Three and Four to Revolving Credit Agreement between Registrant and NationsBank,
                  N.A., successor by merger to Boatmen's National Bank of St. Louis

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


Exhibit
Number                                                  Description
-------                                                 -----------
 10(iii)(A)(5)    Amended Intrav, Inc. 1995 Incentive Stock Plan

 10(iii)(A)(6)    Form of Option Agreement for Awards of Options under 1995 Incentive Stock Plan (Incorporated by reference to Exhibit 10(iii)(A)(6) of Amendment No. 1 to the Company's Form S-1 Registration
                  Statement No. 33-90444)

 10(iii)(A)(7)    Deferred Compensation Agreement by and between Clipper Cruise Line, Inc. and Paul H. Duynhouwer dated December 23, 1996 (Incorporated by reference to Exhibit 10(iii)(A)(7) to the Company's
                  Annual Report on Form 10-K For The Fiscal Year-ended December 31, 1996)

 10(iii)(A)(8)    First Amendment to Deferred Compensation Agreement between Clipper Cruise Line and Paul H. Duynhouwer

 10(iii)(A)(9)    Employment Agreement between Intrav, Inc. and Wayne L. Smith II

 11               Omitted -- Inapplicable

 12               Omitted -- Inapplicable

 13               The Registrant's Annual Report to Shareholders for the Fiscal Year Ended December 31, 1996.  Only
                  those portions expressly incorporated by reference into this Form 10-K are deemed filed.

 16               Omitted -- Inapplicable

 18               Omitted -- Inapplicable

 19               Omitted -- Inapplicable

 21               Subsidiaries of the Registrant

 22               Omitted -- Inapplicable

 23               Consent of Deloitte & Touche LLP

 24               Power of Attorney, contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 1998

 28               Omitted -- Inapplicable

 29               Omitted -- Inapplicable