Form 10-Q
period 1998-03-31
INTRAV INC
filed 1998-05-04
CIK 942317

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                        -------------------------------

                                   FORM 10-Q

      (Mark One)
      /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended MARCH 31, 1998
                                     --------------
                                      OR
      /  /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
      For the transition period from---------------to----------------

                          COMMISSION FILE NUMBER 0-25990

                        -------------------------------

                                  INTRAV, INC.

            (Exact name of registrant as specified in its charter)

                        -------------------------------

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

                        -------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                        YES /X/                        NO / /

                        -------------------------------

       The Company had 5,109,850 shares of common stock outstanding at
                                April 30, 1998.

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

INTRAV, INC.
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT EARNINGS PER SHARE)


                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                 1998                        1997
                                                             ----------------------------------------
                                                                           (UNAUDITED)

 Program revenues                                            $   26,719                    $   27,174

 Cost of operations                                              21,601                        22,023
                                                             ----------                    ----------
 Gross profit                                                     5,118                         5,151

 Selling, general and administrative                              3,369                         3,747

 Depreciation and amortization                                      357                           304
                                                             ----------                    ----------

 Operating income                                                 1,392                         1,100

 Investment income                                                  148                           201

 Interest expense                                                   -                             (64)
                                                             ----------                    ----------

 Income before provision for income taxes                         1,540                         1,237

 Provision for income taxes                                         555                           445
                                                             ----------                    ----------

 Net income                                                  $      985                    $      792
                                                             ==========                    ==========


 Basic net income per common share                           $     0.19                    $     0.15
                                                             ==========                    ==========
 Weighted average number of common shares
   outstanding (Basic EPS)                                        5,089                         5,152
                                                             ==========                    ==========

 Diluted net income per common share                         $     0.19                    $     0.15
                                                             ==========                    ==========
 Weighted average number of common shares
   and equivalents outstanding (Diluted EPS)                      5,172                         5,153
                                                             ==========                    ==========

See notes to consolidated financial statements.

INTRAV, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                                          MARCH 31,            DECEMBER 31,
                                                                            1998                   1997
                                                                        -----------            ------------
                                                                        (UNAUDITED)
ASSETS

Current assets:
  Cash and cash equivalents                                             $     4,545             $     5,951
  Restricted cash                                                             8,592                   4,720
  Restricted marketable securities                                            4,794                   4,745
  Prepaid program costs                                                       5,429                   7,182
  Prepaid expenses                                                            1,131                     811
  Deferred income taxes                                                         716                     716
  Other current assets                                                        1,715                   1,241
                                                                        -----------             -----------
          Total current assets                                               26,922                  25,365

Property and equipment - net                                                 35,525                  26,198
Prepaid promotion costs and other assets                                      5,573                   5,155
Other Assets                                                                     78                      83
                                                                        -----------             -----------
          Total                                                         $    68,098             $    56,801
                                                                        ===========             ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                      $     3,699             $     3,455
  Accrued expenses                                                            4,261                   5,102
  Deferred revenue                                                           28,031                  26,838
  Deferred compensation                                                         -                     1,451
                                                                        -----------             -----------
          Total current liabilities                                          35,991                  36,846

Deferred income taxes                                                         6,988                   6,988
Long-term debt                                                               18,950                   7,450


Shareholders' equity:
  Preferred stock, $.01 par value - authorized, 5,000,000
    shares; issued and outstanding, none                                        -                       -
  Common stock, $.01 par value - authorized, 20,000,000
    shares; issued 5,325,000 shares; outstanding, 5,100,850
    shares in 1998 and 5,071,850 shares in 1997                                  53                      53
  Additional paid-in capital                                                 22,190                  22,231
  Retained earnings (accumulated deficit)                                   (14,313)                (14,660)
  Unrealized loss on marketable securities                                       (3)                     (3)
                                                                        -----------             -----------
                                                                              7,927                   7,621
  Less cost of common stock in treasury, 224,150
    shares in 1998 and 253,150 in 1997                                       (1,758)                 (2,104)
                                                                        -----------             -----------
          Total shareholders' equity                                          6,169                   5,517
                                                                        -----------             -----------
           Total                                                        $    68,098             $    56,801
                                                                        ===========             ===========

See  notes to consolidated financial statements.

INTRAV, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                                         THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                  -------------------------------
                                                                                     1998                  1997
                                                                                     ----                  ----
                                                                                           (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                      $     985             $     792
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and amortization                                                     357                   304
      Amortization of bond premium                                                        6
      Deferred income tax                                                                                      (4)
      Changes in assets and liabilities which provided (used) cash:
        Restricted cash                                                              (3,872)                 (810)
        Prepaid expenses and other assets                                             1,015                 3,555
        Other current assets                                                           (474)                  395
        Accounts payable and accrued expenses                                          (597)               (2,627)
        Deferred revenue                                                              1,193                (1,024)
        Deferred compensation                                                        (1,451)                   72
                                                                                  ---------             ---------
           Net cash provided by (used in) operating activities                       (2,838)                  653
                                                                                  ---------             ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                                (9,680)                 (235)
  Sales of marketable securities                                                      2,500                   779
  Purchases of marketable securities                                                 (2,555)                  -
                                                                                  ---------             ---------
            Net cash provided by (used in) investing activities                      (9,735)                  544
                                                                                  ---------             ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from revolving line of credit                                             11,500                   -
  Dividends paid                                                                       (638)                 (644)
  Proceeds from sale of treasury stock                                                  305                   -
  Net cash (paid to) Windsor, Inc.                                                      -                    (427)
                                                                                  ---------             ---------
            Net cash provided by (used in) financing activities                      11,167                (1,071)
                                                                                  ---------             ---------
NET INCREASE (DECREASE) IN CASH AND CASH  EQUIVALENTS                                (1,406)                  126

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        5,951                 6,670
                                                                                  ---------             ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $   4,545             $   6,796
                                                                                  =========             =========

See notes to consolidated financial statements.

-------------------------------------------------------------------------------
INTRAV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


DESCRIPTION OF BUSINESS

INTRAV, Inc. ("INTRAV" or the "Company") is a leading operator of deluxe, escorted travel programs and cruises. Its programs and cruises are designed to attract affluent, well-educated individuals desiring first-class travel and cruise experiences. In 1997, INTRAV offered and operated 82 travel programs with 305 departures. These programs included cruises aboard its subsidiary Clipper Cruise Line's 100-passenger M/V Nantucket Clipper and 138-passenger M/V Yorktown Clipper, (and beginning in April 1998, will include cruises aboard its newly renovated 122-passenger, M/S Clipper Adventurer). Also included were INTRAV's Around the World by Private Concorde as well as other land and cruise programs to Europe, Asia, Africa, Australia, Antarctica, the Caribbean and South America. Since 1959, over 400,000 travelers have participated in INTRAV's worldwide travel programs and cruises.

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

The unaudited financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management of the Company, the financial statements include all adjustments, which consist of normal recurring accruals, necessary to present fairly the financial information for such periods. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1997 contained in the Company's Annual Report on Form 10-K, dated March 27, 1998, as filed with the Securities and Exchange Commission.

LONG-TERM DEBT

In February 1998, the Company amended the revolving credit facility and increased permitted borrowings from $15 million to $20 million. As of March 31, 1998, the Company had outstanding borrowings of $18,950,000.

DIVIDEND DECLARATION

On May 1, 1998, the Company declared a dividend of $0.125 per share, for shareholders of record on May 29, 1998, to be paid on June 15, 1998.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION
-------------------------------------------------------------------------------

GENERAL

The Company recognizes the revenues and related costs of operations upon the completion of each tour or cruise departure. The actual results reflect the timing of the completion of such departures. Because of the timing of recognition of revenues and related costs, quarterly comparisons from year-to-year may not be indicative of the Company's level of business activity for the compared quarters or be indicative of the results of operations for the year.

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

PROGRAM REVENUES

Program revenues for the three months ended March 31, 1998 compared to 1997, decreased $0.5 million, or 1.9%, from $27.2 million in 1997 to $26.7 million in 1998. The decrease in revenues was primarily attributable to a planned reduction in the number of departures from the prior year.

COST OF OPERATIONS

Cost of operations for the three months ended March 31, 1998 compared to 1997, decreased $0.4 million, or 1.9%, from $22.0 million in 1997 to $21.6 million in 1998. Cost of operations decreased as a percentage of program revenues from 81.0% in 1997 to 80.8% in 1998. This decrease was due primarily to a $0.5 million decrease in promotional expenses from $4.5 million in 1997 to $4.0 million in 1998. As a percent of program revenues, promotional expenses declined from 16.6% in 1997 to 14.9% in 1998.

GROSS PROFIT

Gross profit for the three months ended March 31, 1998 compared to 1997, decreased $33 thousand, or 0.6%, from $5.151 million in 1997 to $5.118 million in 1998. As a percent of program revenues, gross profit increased from 19.0% in 1997 to 19.2% in 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses for the three months ended March 31, 1998 compared to 1997, decreased $378 thousand, or 10.1%, from $3.747 million in 1997 to $3.369 million in 1998. This decrease was primarily due to reductions in salary, incentive compensation and credit card fee expenses. Selling, general and administrative expenses decreased as a percentage of program revenues from 13.8% in 1997 to 12.6% in 1998.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization, primarily relating to the Clipper Cruise Line ships and internally developed software, for the three months ended March 31, 1998 compared to 1997, increased $53 thousand, or 17.4%, from $304 thousand in 1997 to $357 thousand in 1998. Depreciation and amortization increased as a percentage of program revenues from 1.1% in 1997 to 1.3% in 1998.

INVESTMENT INCOME

Investment income for the three months ended March 31, 1998 compared to 1997, decreased $53 thousand from $201 thousand in 1997 to $148 thousand in 1998. This decrease was due to a lower average interest rate (1998, 4.2%; 1997, 4.8%) and the non-reoccurrence of interest received from the tax audit for the years 1992 to 1994 that was included in the first quarter 1997 investment income. The average monthly balance of cash and marketable securities during the first quarter increased from $12.9 million in 1997 to $14.2 million in 1998.

INTEREST EXPENSE

Interest paid on amounts borrowed against the Company's $20.0 million revolving credit facility, was $136 thousand for the three months ended March 31, 1998. However, the entire amount was capitalized as it related to the conversion-in-progress of the M/S Clipper Adventurer. Consequently, there was no interest expense recognized during the three months ended March 31, 1998. Interest expense in 1997 totaled $64 thousand and represented interest paid on amounts borrowed to acquire Clipper Cruise Line on December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company funded its operations, capital expenditures and dividend payments through cash flows generated from operations, the sale of marketable securities and draws made on the Company's $20.0 million revolving credit facility.

Net cash provided by (used in) operating activities for the three months ended March 31, 1998 and 1997 was ($2.8) million and $0.7 million, respectively. Included in cash used in investing activities for the three months ended March 31, 1998 was $9.2 million to fund the renovation of the M/S Clipper Adventurer.

The Company recognizes program revenues as income upon the completion of each tour and cruise departure. Deferred revenue balances consist of amounts received from travelers for tour and cruise departures which have not been completed. Of the $28.0 million of deferred revenue at March 31, 1998, approximately $18.3 million, or 65.4%, relates to tour and cruise departures which will be completed by June 30, 1998.

The Company paid cash dividends of $638 thousand and issued 29 thousand shares of its common stock from its treasury during the three months ended March 31, 1998 in satisfaction of stock purchase options exercised by past Company employees.

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


                                               INTRAV, INC.
                                               (Registrant)



Date:  May 4, 1998                  /s/  Wayne L. Smith II
                                    -------------------------------------------
                                    Wayne L. Smith II
                                    Executive Vice President and Chief
                                    Financial Officer
                                    (Principal Financial Officer)