Form 10-Q
period 1998-06-30
INTRAV INC
filed 1998-08-05
CIK 942317

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                      ----------------------------------

                                   FORM 10-Q
      (Mark One)
      /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended  JUNE 30, 1998
                                      -------------
                                      OR
      /  /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
      For the transition period from--------------------to------------------

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

                        YES /X/                 NO / /

                      ----------------------------------

The Company had 5,144,850 shares of common stock outstanding at July 31, 1998.

                                        Part I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
-------------------------------------------------------------------------------------------------------------------
INTRAV, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except earnings per share)

                                                      Three Months Ended                    Six Months Ended
                                                           June 30,                             June 30,
                                                 ---------------------------         ---------------------------
                                                   1998               1997             1998              1997
                                                   ----               ----             ----              ----
                                                        (Unaudited)                         (Unaudited)
Program revenues                                 $  22,057         $  23,905         $  48,776         $  51,079

Cost of operations                                  16,615            18,892            38,216            40,915
                                                 ---------         ---------         ---------         ---------
Gross profit                                         5,442             5,013            10,560            10,164

Selling, general and administrative                  3,482             3,651             6,852             7,398

Depreciation and amortization                          513               338               869               642
                                                 ---------         ---------         ---------         ---------

Operating income                                     1,447             1,024             2,839             2,124

Investment income                                      290               248               438               450

Interest expense                                      (263)              (21)             (263)              (85)
                                                 ---------         ---------         ---------         ---------

Income before provision for income taxes             1,474             1,251             3,014             2,489

Provision for income taxes                             531               450             1,085               896
                                                 ---------         ---------         ---------         ---------

Net income                                       $     943         $     801         $   1,929         $   1,593
                                                 ---------         ---------         ---------         ---------

Basic earnings per share of stock:
     Earnings per share                          $    0.18         $    0.16         $    0.38         $    0.31
                                                 ---------         ---------         ---------         ---------

     Weighted average number of shares
     outstanding                                     5,112             5,114             5,101             5,133
                                                 ---------         ---------         ---------         ---------

Diluted earnings per share of stock:
     Earnings per share                          $    0.18         $    0.16         $    0.37         $    0.31
                                                 ---------         ---------         ---------         ---------

     Weighted average number of shares
     outstanding                                     5,240             5,124             5,212             5,139
                                                 ---------         ---------         ---------         ---------


See notes to consolidated financial statements.

INTRAV, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  JUNE 30,       DECEMBER 31,
ASSETS                                                             1998             1997
                                                                -----------      ------------
                                                                (UNAUDITED)
Current assets:
  Cash and cash equivalents                                     $   5,840        $   5,951
  Restricted cash                                                  18,360            4,720
  Restricted marketable securities                                  4,790            4,745
  Prepaid program costs                                            12,950            7,182
  Prepaid expenses                                                    947              811
  Deferred income taxes                                               716              716
  Other current assets                                              1,808            1,240
                                                                ---------        ---------
          Total current assets                                     45,411           25,365

Property and equipment - net                                       36,282           26,198
Prepaid promotion costs                                             5,763            5,155
Other Assets                                                           75               83
                                                                ---------        ---------
          Total                                                 $  87,531        $  56,801
                                                                =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                              $   3,737        $   3,455
  Accrued expenses                                                  5,938            5,102
  Deferred revenue                                                 51,133           26,838
  Deferred compensation                                               -              1,451
                                                                ---------        ---------

          Total current liabilities                                60,808           36,846

Deferred income taxes                                               6,988            6,988
Long-term debt                                                     12,800            7,450


Shareholders' equity:
  Preferred stock, $.01 par value - authorized, 5,000,000
    shares; issued and outstanding, none                              -                -
  Common stock, $.01 par value;  20,000,000 shares
    authorized;  5,325,000 shares issued and 5,144,850 and
    5,071,850 shares outstanding as of June 30, 1998 and
    December 31, 1997, respectively                                    53               53
  Additional paid-in capital                                       22,186           22,228
  Retained earnings (accumulated deficit)                         (14,008)         (14,660)
                                                                ---------        ---------
                                                                    8,231            7,621
  Less cost of common stock in treasury - 180,150
    shares at June 30, 1998 and 253,150 at December 31, 1997       (1,296)          (2,104)
                                                                ---------        ---------
          Total shareholders' equity                                6,936            5,517
                                                                ---------        ---------

           Total                                                $  87,531        $  56,801
                                                                =========        =========

See  notes to consolidated financial statements.

INTRAV, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                                         SIX MONTHS ENDED
                                                                                              JUNE 30,
                                                                               ------------------------------------
                                                                                  1998                      1997
                                                                                  ----                      ----
                                                                                          (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                   $   1,929                 $   1,593
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and amortization                                                  869                       642
      Amortization of bond premium                                                    10
      Deferred income tax                                                                                       (4)
      Changes in assets and liabilities which provided (used) cash:
        Restricted cash                                                          (13,641)                   (7,262)
        Prepaid expenses and other assets                                         (6,504)                   (1,992)
        Other current assets                                                        (567)                      435
        Accounts payable and accrued expenses                                      1,118                      (582)
        Deferred revenue                                                          24,295                    15,307
        Deferred compensation                                                     (1,451)                      144
                                                                               ---------                 ---------
           Net cash provided by operating activities                               6,058                     8,281
                                                                               ---------                 ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                            (10,953)                   (2,773)
  Sales of marketable securities                                                   2,500                       798
  Purchases of marketable securities                                              (2,555)                        -
                                                                               ---------                 ---------
            Net cash used in investing activities                                (11,008)                   (1,975)
                                                                               ---------                 ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from revolving credit facility                                         11,500                         -
  Payments on revolving credit facility                                           (6,150)                   (3,000)
  Dividends paid                                                                  (1,277)                   (1,281)
  Proceeds from sale of (purchase of) treasury stock                                 766                      (513)
  Net cash paid to Windsor, Inc.                                                     -                        (427)
                                                                               ---------                 ---------
            Net cash provided by (used in) financing activities                    4,839                    (5,221)
                                                                               ---------                 ---------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                (111)                    1,085

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     5,951                     6,670
                                                                               ---------                 ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $   5,840                 $   7,755
                                                                               ---------                 ---------


See notes to consolidated financial statements.

------------------------------------------------------------------------------
INTRAV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

DESCRIPTION OF BUSINESS

INTRAV, Inc. ("INTRAV" or the "Company") is a leading operator of deluxe, escorted travel programs and cruises. Its programs and cruises are designed to attract affluent, well-educated individuals desiring first-class travel and cruise experiences. In 1997, INTRAV offered and operated 82 travel programs with 305 departures. Its programs include cruises aboard its subsidiary Clipper Cruise Line's 100-passenger M/V Nantucket Clipper and 138-passenger M/V Yorktown Clipper, and as of April 1998, cruises aboard its newly renovated 122-passenger, M/S Clipper Adventurer. Also included are INTRAV's Around the World by Private Concorde and L1011 Jet programs as well as other land and cruise programs in Europe, Asia, Africa, Australia, Antarctica, the Caribbean and South America. Since 1959, over 400,000 travelers have participated in INTRAV's worldwide travel programs and cruises.

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

The unaudited financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management of the Company, the financial statements include all adjustments, which consist of normal recurring accruals, necessary to present fairly the financial information for such periods. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1997 contained in the Company's Annual Report on Form 10-K, dated March 27, 1998, as filed with the Securities and Exchange Commission. Results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results which may be expected for the full year ending December 31, 1998.

LONG-TERM DEBT

In February 1998, the Company amended the revolving credit facility to increase permitted borrowings from $15 million to $20 million. As of June 30, 1998, the Company had outstanding borrowings of $12,800,000.

DIVIDEND DECLARATION

On August 3, 1998, the Company declared a regular quarterly dividend of $0.125 per share, for shareholders of record on August 31, 1998, to be paid on September 15, 1998. On May 1, 1998, the Company declared a regular quarterly dividend of $0.125 per share, for shareholders of record on May 29, 1998, paid on June 15, 1998.

On August 1, 1997, the Company declared a regular quarterly dividend of $0.125 per share, for shareholders of record on August 29, 1997, paid on September 15, 1997. On May 1, 1997, the Company declared a regular quarterly dividend of $0.125 per share, for shareholders of record on May 30, 1997, paid on June 16, 1997.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION
------------------------------------------------------------------------------

GENERAL

The Company generally recognizes the revenues and related costs of operations upon the completion of each tour or cruise departure. The actual results reflect the timing of the completion of such departures. Because of the timing of recognition of revenues and related costs, quarterly comparisons from year-to-year may not be indicative of the Company's level of business activity for the comparable quarters or be indicative of the results of operations for the full year.

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

PROGRAM REVENUES

Program revenues for the three months ended June 30, 1998 compared to the second quarter of 1997, decreased $1.8 million, or 7.5%, from $23.9 million to $22.1 million. The decrease in revenues was primarily attributable to a lower average revenue per traveler from $5,004 in 1997 to $4,562 in 1998 due to a change in the mix of programs offered. This decrease resulted primarily from the absence of a private jet charter program, Circle Pacific South in the second quarter 1998, which the Company operated in the second quarter of 1997 at a price of $30,800 per passenger.

Program revenues for the six months ended June 30, 1998 compared to the first six months of 1997 decreased $2.3 million, or 4.5% from $51.1 million to $48.8 million. This decrease was due primarily to 779 fewer travelers representing a 6.7% decrease, from 11,615 in 1997 to 10,836 in 1998 as the Company reduced certain low margin programs. This was partially offset by an increase in the average revenue per traveler of $103, from $4,398 in 1997 to $4,501 in 1998.

COST OF OPERATIONS

Cost of operations for the three months ended June 30, 1998 compared to the second quarter of 1997, decreased $2.3 million, or 12.2%, from $18.9 million to $16.6 million. Cost of operations decreased as a percentage of program revenues from 79.0% in 1997 to 75.3% in 1998. This decrease was primarily attributable to the decline in the average cost per traveler, from $3,955 in 1997 to $3,436 in 1998, as the Company replaced its lower margin programs with higher margin programs. Furthermore, the Company has been focusing on improving its return on promotional expenditures. Consequently, promotional expenses declined from $3.5 million in 1997 to $3.0 million in 1998. As a percentage of program revenues, promotional expenses declined from 14.7% in 1997 to 13.5% in 1998.

Cost of operations for the six months ended June 30, 1998 compared to the corresponding period of 1997 decreased $2.7 million, or 6.6% from $40.9 million to $38.2 million. Cost of operations decreased as a percentage of revenues from 80.1% in 1997 to 78.4% in 1998. Program costs and promotional expenses declined both in aggregate and as a percentage of revenues due to the Company's focus on higher margin programs and more effective promotional expenditures.

GROSS PROFIT

Gross profit for the three months ended June 30, 1998 compared to the second quarter of 1997, increased $0.4 million, or 8.0%, from $5.0 million to $5.4 million. Gross profit as a percentage of program revenues, increased from 21.0% in 1997 to 24.7% in 1998.

Gross profit for the six months ended June 30, 1998 compared to the corresponding period of 1997 increased $0.4 million or 3.9% from $10.2 million to $10.6 million. Gross profit as a percentage of program revenues increased from 19.9% in 1997 to 21.6 % in 1998. The increase in gross profits and gross profit margins for both the second quarter and six months was attributable to the Company's focus on higher margin travel programs and increasing the number of travelers per promotional dollar expended.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the three months ended June 30, 1998 compared to the second quarter of 1997, decreased $0.2 million, or 5.4%, from $3.7 million to $3.5 million. This decrease was primarily due to reductions in salary, incentive compensation and credit card fee expenses. Selling, general and administrative expenses increased as a percentage of program revenues from 15.3% in 1997 to 15.8% in 1998 as a result of lower revenues.

Selling, general and administrative expenses for the six months ended June 30, 1998 compared to the corresponding period of 1997, decreased $0.5 million, or 6.8%, from $7.4 million to $6.9 million. This decrease was primarily due to reductions in salary, incentive compensation, and credit card fee expenses. Selling, general and administrative expenses decreased as a percentage of program revenues from 14.5% in 1997 to 14.0% in 1998. The reductions in the expenses in both the second quarter and six months resulted primarily from realizing the cost advantages of integrating the Clipper Cruise Line operations within INTRAV.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization, primarily relating to the Clipper Cruise Line ships and internally developed software, for the three months ended June 30, 1998 compared to the second quarter of 1997, increased $175 thousand, or 51.8%, from $338 thousand to $513 thousand. Depreciation and amortization increased as a percentage of program revenues from 1.4% in 1997 to 2.3% in 1998.

Depreciation and amortization, for the six months ended June 30, 1998 compared to the corresponding period of 1997, increased $227 thousand, or 35.4%, from $642 thousand to $869 thousand. Depreciation and amortization increased as a percentage of program revenues from 1.3% in 1997 to 1.8% in 1998. This increase in both the second quarter and the six months was primarily related to the introduction of the M/S Clipper Adventurer in April 1998 at a total cost of $17.7 million.

INVESTMENT INCOME

Investment income for the three months ended June 30, 1998 compared to the second quarter of 1997, increased $42 thousand from $248 thousand to $290 thousand. This increase was due to a higher average interest rate (1998, 5.0%; 1997, 4.7%) and higher level of investable funds. The average monthly balance of cash and marketable securities during the second quarter increased from $20.9 million in 1997 to $23.3 million in 1998.

Investment income for the six months ended June 30, 1998 compared to the corresponding period of 1997, decreased $12 thousand from $450 thousand to $438 thousand. This decrease was attributable to the non-reoccurrence of interest received from the tax audit for the years 1992 to 1994 that was included in the first quarter 1997 investment income. The average interest rate was 4.8% in 1998, and 5.5% in 1997. The average monthly balance of cash and marketable securities during the first six months increased from $16.3 million in 1997 to $18.1 million in 1998.

INTEREST EXPENSE

Interest accrued on amounts borrowed against the Company's $20.0 million revolving credit facility, was $293 thousand for the three months ended June 30, 1998. However, $30 thousand of this amount was capitalized as it related to the conversion-in-progress of the M/S Clipper Adventurer. Consequently, interest expensed in the second quarter of 1998 was $263 thousand. Interest expense in the second quarter of 1997 totaled $21 thousand and represented interest paid on amounts borrowed to acquire Clipper Cruise Line on December 31, 1996.

Interest accrued for the six months ended June 30, 1998 was $533 thousand. However, $270 thousand of this amount was capitalized as it related to the conversion-in-progress of the M/S Clipper Adventurer. Interest expensed in the year-to-date period of 1998 was $263 thousand. Interest expense in the first six months of 1997 totaled $85 thousand and represented interest paid on amounts borrowed to acquire Clipper Cruise Line on December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company funded its operations, capital expenditures, and dividend payments through cash flows generated from operations and draws made on the Company's $20.0 million revolving credit facility.

Net cash provided by operating activities for the six months ended June 30, 1998 and 1997 was $6.1 million and $8.3 million, respectively. Included in cash used in investing activities for the six months ended June 30, 1998 was $10.3 million to fund the renovation of the M/S Clipper Adventurer.

The Company recognizes program revenues as income upon the completion of each tour and cruise departure. Deferred revenue balances consist of amounts received from travelers for tour and cruise departures which have not been completed. Of the $51.1 million of deferred revenue at June 30, 1998, approximately $32.7 million, or 64.0%, related to tour and cruise departures which will be completed by September 30, 1998.

The Company paid cash dividends of $1.3 million but raised $766 thousand of cash proceeds from issuing 73 thousand shares of common stock from its treasury during the six months ended June 30, 1998 in satisfaction of stock purchase options exercised by past Company employees.

                                   ***

The statements contained in this report that are not historical facts may be deemed to contain forward-looking statements with respect to events, the occurrence of which involve risks and uncertainties, including, without limitation, demand for the Company's travel programs, unforeseen natural or political events and other risks or uncertainties as detailed in the Company's Securities and Exchange Commission filings.

                         PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS
------------------------------------------------------------------------------

      (a)   The Annual Meeting of Shareholders was held on May 21, 1998.

      (b)   The following directors were elected at the Annual Meeting of
            Shareholders:

                  John B. Biggs, Jr.
                  Barney A. Ebsworth

            The following directors continued their term of office after the Annual Meeting of Shareholders:

                  William H. T. Bush
                  Wayne L. Smith II
                  Paul H.Duynhouwer
                  Robert H. Chapman

      (c) The following nominees for election as director received the votes indicated:

                                             For                     Withheld             Abstain
                                             ---                     --------             -------
            John B. Biggs, Jr.            4,962,846                   3,910                   0

            Barney A. Ebsworth            4,959,646                   7,110                   0

          The proposal to amend the 1995 Incentive Stock Plan (i) to increase the maximum number of shares that may be issued under the Plan from 500,000 to 750,000, and (ii) to limit the maximum number of shares which may be issued under the Plan to any participant to 500,000 was approved by the vote indicated:

                  For:              4,887,298
                  Against:             79,458
                  Broker non-votes:         0
                  Abstain:                  0

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------------------------------------------

(a)   Not applicable.

(b)   None.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      INTRAV, INC.
                                                      (Registrant)

Date:  August 4, 1998                     /s/  Wayne L. Smith II
                                          ------------------------------------
                                          Wayne L. Smith II
                                          Executive Vice President and Chief
                                          Financial Officer
                                          (Principal Financial Officer)