Form 10-Q
period 1998-09-30
INTRAV INC
filed 1998-11-05
CIK 942317

                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                     ----------------------------------
                                FORM 10-Q

      (Mark One)
      /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended  SEPTEMBER 30, 1998
                                      ------------------
                                     OR
      / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from                   to
                                     -----------------    ------------------

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

                        YES /X/               NO / /

                     ----------------------------------

The Company had 5,174,850 shares of common stock outstanding at October 31, 1998.

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


INTRAV, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(IN THOUSANDS, EXCEPT EARNINGS PER SHARE)



                                                           THREE MONTHS ENDED             NINE MONTHS ENDED
                                                              SEPTEMBER 30,                 SEPTEMBER 30,
                                                        ------------------------       -----------------------
                                                         1998             1997          1998            1997
                                                         ----             ----          ----            ----
Program revenues                                        $41,269          $36,423       $90,045         $87,502

Cost of operations                                       32,805           29,806        71,021          70,721
                                                        -------          -------       -------         -------

Gross profit                                              8,464            6,617        19,024          16,781

Selling, general and administrative                       4,246            4,072        11,097          11,470

Depreciation and amortization                               531              338         1,400             979
                                                        -------          -------       -------         -------

Operating income                                          3,687            2,207         6,527           4,332

Investment income                                           367              293           805             743

Interest expense                                           (188)             -            (452)            (85)
                                                        -------          -------       -------         -------

Income before provision for income taxes                  3,866            2,500         6,880           4,990

Provision for income taxes                                1,391              900         2,477           1,796
                                                        -------          -------       -------         -------

Net income                                              $ 2,475          $ 1,600       $ 4,403         $ 3,194
                                                        -------          -------       -------         -------

Basic earnings per share of stock:
  Earnings per share                                    $  0.48          $  0.32       $  0.86         $  0.63
                                                        -------          -------       -------         -------

  Weighted average number of shares
  outstanding                                             5,160            5,074         5,121           5,113
                                                        -------          -------       -------         -------

Diluted earnings per share of stock:
  Earnings per share                                    $  0.47          $  0.31       $  0.84         $  0.62
                                                        -------          -------       -------         -------

  Weighted average number of shares
  outstanding                                             5,295            5,110         5,243           5,128
                                                        -------          -------       -------         -------


See notes to consolidated financial statements.



INTRAV, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                      SEPTEMBER 30,               DECEMBER 31,
ASSETS                                                                    1998                        1997
                                                                      -------------               ------------
Current assets:
  Cash and cash equivalents                                             $  1,211                   $  5,951
  Restricted cash                                                          9,324                      4,720
  Restricted marketable securities                                         4,795                      4,745
  Prepaid program costs                                                   15,889                      7,182
  Prepaid expenses                                                         1,551                        811
  Deferred income taxes                                                      716                        716
  Other current assets                                                     1,361                      1,240
                                                                        --------                   --------
          Total current assets                                            34,847                     25,365

Property and equipment - net                                              36,785                     26,198
Prepaid promotion costs                                                    4,902                      5,155
Other assets                                                               2,070                         83
                                                                        --------                   --------
          Total                                                         $ 78,604                   $ 56,801
                                                                        ========                   ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                      $  4,034                   $  3,455
  Accrued expenses                                                        12,249                      5,102
  Deferred revenue                                                        38,049                     26,838
  Deferred compensation                                                      -                        1,451
                                                                        --------                   --------

          Total current liabilities                                       54,332                     36,846

Deferred income taxes                                                      6,988                      6,988
Long-term debt                                                             8,300                      7,450


Shareholders' equity:
  Preferred stock, $.01 par value - authorized, 5,000,000
    shares; issued and outstanding, none                                     -                          -
  Common stock, $.01 par value;  20,000,000 shares
    authorized;  5,325,000 shares issued and 5,174,850 and
    5,071,850 shares outstanding as of September 30, 1998 and
    December 31, 1997, respectively                                           53                         53
  Additional paid-in capital                                              22,187                     22,228
  Retained earnings (accumulated deficit)                                (12,181)                   (14,660)
                                                                        --------                   --------
                                                                          10,059                      7,621
  Less cost of common stock in treasury - 150,150
    shares at September 30, 1998 and 253,150 at December 31, 1997         (1,075)                    (2,104)
                                                                        --------                   --------
          Total shareholders' equity                                       8,984                      5,517
                                                                        --------                   --------

           Total                                                        $ 78,604                   $ 56,801
                                                                        ========                   ========

See  notes to consolidated financial statements.



INTRAV, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)


                                                                                  NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                              --------------------------
                                                                                1998              1997
                                                                                ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                  $  4,403           $ 3,194
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and amortization                                              1,400               979
      Amortization of bond premium                                                  17                 4
      Gain on sale of marketable securities                                                           (2)
      Deferred income taxes                                                                           (2)
      Changes in assets and liabilities which provided (used) cash:
        Restricted cash                                                         (4,604)           (4,748)
        Prepaid expenses and other assets                                       (9,181)           (4,435)
        Other current assets                                                      (121)              375
        Accounts payable and accrued expenses                                    7,726             2,697
        Deferred revenue                                                        11,211             7,986
        Deferred compensation                                                   (1,451)              306
                                                                              --------           -------
           Net cash provided by operating activities                             9,400             6,354
                                                                              --------           -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                          (11,987)           (3,446)
  Escrow deposit for Oceanic Odyssey purchase                                   (2,000)              -
  Sales of marketable securities                                                 5,292             2,776
  Purchases of marketable securities                                            (5,359)           (1,982)
                                                                              --------           -------
           Net cash used in investing activities                               (14,054)           (2,652)
                                                                              ========           =======

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from revolving credit facility                                       11,500               -
  Payments on revolving credit facility                                        (10,650)           (3,000)
  Dividends paid                                                                (1,923)           (1,913)
  Proceeds from sale of (purchase of) treasury stock                               987              (861)
  Net cash paid to Windsor, Inc.                                                   -                (427)
                                                                              --------           -------
           Net cash used in financing activities                                   (86)           (6,201)
                                                                              --------           -------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                            (4,740)           (2,499)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   5,951             6,670
                                                                              --------           -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $  1,211           $ 4,171
                                                                              ========           =======


See notes to consolidated financial statements.


--------------------------------------------------------------------------------

INTRAV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


DESCRIPTION OF BUSINESS

INTRAV, Inc. ("INTRAV" or the "Company") is a leading operator of deluxe, escorted travel programs and cruises. Its programs and cruises are designed to attract affluent, well-educated individuals desiring first-class travel and cruise experiences. In 1997, INTRAV offered and operated 82 travel programs with 305 departures. Its programs include cruises aboard its subsidiary Clipper Cruise Line's 100-passenger M/V Nantucket Clipper and 138-passenger M/V Yorktown Clipper, and as of April 1998, cruises aboard its newly acquired 122-passenger, M/S Clipper Adventurer. Also included are INTRAV's Around the World by Private Concorde and L1011 Jet programs as well as other land and cruise programs in Europe, Asia, Africa, Australia, Antarctica, the Caribbean, and South America. Since 1959, over 400,000 travelers have participated in INTRAV's worldwide travel programs and cruises.

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

The increased costs of postage, paper and printing, and the deteriorating direct-mail conversions of promotions sponsored by many affinity groups warranted an adjustment in INTRAV's marketing strategy to include distribution through retail travel agents. With the acquisition of Clipper Cruise Line, Inc., and related companies on December 31, 1996, INTRAV was able to utilize Clipper's established travel agent relationships to market to the general public, without losing its established position in the affinity group market.


ACCOUNTING POLICIES

Interim Adjustments - The unaudited financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management of the Company, the financial statements include all adjustments, which consist of normal recurring accruals, necessary to present fairly the financial information for such periods. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1997 contained in the Company's Annual Report on Form 10-K, dated March 27, 1998, as filed with the Securities and Exchange Commission. Results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results which may be expected for the full year ending December 31, 1998.

Earnings Per Share of Stock - Basic earnings per share of stock is computed using the weighted average number of common shares outstanding during the applicable period. Diluted earnings per share of stock is computed using the weighted average number of common shares outstanding and common stock equivalents

(outstanding stock options). Weighted average shares of common stock and common stock equivalents used in the calculation of basic and diluted earnings per share are summarized as follows:

                                                       Three Months Ended            Nine Months Ended
                                                          September 30,                September 30,
                                                       ------------------            -----------------
                                                         1998      1997                1998     1997

Weighted average shares outstanding (Basic EPS)          5,160      5,074              5,121     5,113

Stock option equivalents                                   135         36                122        15
                                                       -------    -------            -------   -------
Weighted average shares outstanding and
  stock option equivalents (Diluted EPS)                 5,295      5,110              5,243     5,128
                                                       =======    =======            =======   =======

Stock option equivalents included in the diluted earnings per share calculation were determined using the treasury stock method. Under the treasury stock method, outstanding stock options are dilutive when the average market price of the Company's common stock exceeds the option price during a period. In addition, proceeds from the assumed exercise of dilutive options along with the related tax benefit are assumed to be used to repurchase common shares at the average market price of such stock during the period.

Comprehensive Income - In June 1997, the Financial Accounting Standards Board ("FASB") issued statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. This statement established standards for the reporting and display of Comprehensive Income and its components. This statement is required to be implemented in financial statements issued for periods ending after December 15, 1997. For the nine-month periods ended September 30, 1998 and 1997, the Company did not incur items to be reported in "Comprehensive Income" that were not already included in reported "net income". As a result, comprehensive income and net income were the same for these periods.

New Accounting Pronouncement - In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company is in the process of evaluating the new standard, and at this time, does not know the impact.


LONG-TERM DEBT

The Company has received a commitment to amend its bank revolving credit facility to increase permitted borrowings from $20 million to $30 million. The increase will allow for additional funding, as necessary, for the anticipated purchase in November 1998 of the 120-passenger luxury vessel Oceanic Odyssey. In February 1998, the Company amended the revolving credit facility to increase permitted borrowings from $15 million to $20 million, to allow for the extensive renovations of its newly acquired 122-passenger vessel M/S Clipper Adventurer. As of September 30, 1998, the Company had outstanding borrowings of $8.3 million.


DIVIDEND DECLARATION

On November 2, 1998, the Company declared a regular quarterly dividend of $0.125 per share, for shareholders of record on November 30, 1998, to be paid on December 15, 1998. On August 3, 1998, the Company declared a regular quarterly dividend of $0.125 per share, for shareholders of record on August 31,

1998, paid on September 15, 1998. On May 1, 1998, the Company declared a regular quarterly dividend of $0.125 per share, for shareholders of record on May 29, 1998, paid on June 15, 1998.

On October 31, 1997, the Company declared a regular quarterly dividend of $0.125 per share, for shareholders of record on November 28, 1997, paid on December 15, 1997. On August 1, 1997, the Company declared a regular quarterly dividend of $0.125 per share, for shareholders of record on August 29, 1997, paid on September 15, 1997. On May 1, 1997, the Company declared a regular quarterly dividend of $0.125 per share, for shareholders of record on May 30, 1997, paid on June 16, 1997.


COMMITMENTS AND CONTINGENCIES

On September 4, 1998, the Company entered into a purchase agreement with Spice Islands Cruises Ltd., ("Spice Islands") to purchase the 120-passenger luxury cruise ship Oceanic Odyssey for a purchase price of $16.0 million.
The closing of the purchase is subject to a number of conditions, including satisfactory results of an inspection of the vessel to be conducted while the vessel is in dry dock in Singapore, and is anticipated to occur on or about November 15, 1998. At the time of signing the Company deposited $2.0 million in escrow to secure its obligations under the purchase agreement and will make an additional $8.5 million cash payment and deliver its one-year promissory note in the amount of $5.5 million at the time of closing. In addition, the Company expects to spend up to $2.0 million renovating the vessel.

Following the vessel purchase, the Company will charter the vessel, on a bareboat basis (i.e., without crew or provisioning), to Spice Islands for a period commencing on the closing date of the purchase and ending November 1, 1999. Spice Islands will prepay the full charter fee of $1.7 million to the Company on the closing date. The charter arrangement will afford the Company lead time to design and market travel programs for the Vessel while permitting Spice Islands to fulfill its preexisting cruise obligations.


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

PROGRAM REVENUES

Program revenues for the three months ended September 30, 1998 compared to the third quarter of 1997, increased $4.9 million, or 13.5%, from $36.4 million to $41.3 million. The increase in revenues was primarily attributable to an increase in the number of travelers from 8,324 in 1997 to 9,199 in 1998 and an increase in the average revenue per traveler of $110, from $4,376 in 1997 to $4,486 in 1998 due to a change in the mix of programs offered. This increase in travelers was primarily generated by the new ship introduced in April 1998, the M/S Clipper Adventurer.

Program revenues for the nine months ended September 30, 1998 compared to the first nine months of 1997 increased $2.5 million, or 2.9% from $87.5 million to $90.0 million. This increase was due primarily to an increase in the average revenue per traveler of $106, from $4,388 in 1997 to $4,494 in 1998, as the Company replaced some low priced big ship programs with higher priced small ship programs including those aboard its newly acquired M/S Clipper Adventurer.


COST OF OPERATIONS

Cost of operations for the three months ended September 30, 1998 compared to the third quarter of 1997, increased $3.0 million, or 10.1%, from $29.8 million to $32.8 million. This increase was primarily attributable to the additional passengers generated by the new ship, M/S Clipper Adventurer. However, cost of operations decreased as a percentage of program revenues from 81.8% in 1997 to 79.5% in 1998. Furthermore, the Company has been focusing on improving its return on promotional expenditures. Although promotional expenses increased from $5.8 million in 1997 to $6.0 million in 1998, promotional expenses as a percentage of program revenues declined from 15.8% in 1997 to 14.6% in 1998.

Cost of operations for the nine months ended September 30, 1998 compared to the corresponding period of 1997 increased $0.3 million, or 0.4% from $70.7 million to $71.0 million. Cost of operations decreased as a percentage of revenues from 80.8% in 1997 to 78.9% in 1998. Program costs increased in aggregate but decreased as a percentage of revenues due to the Company's focus on higher margin programs. In addition, promotional expenditures decreased both in amount (1998, $13.0 million; 1997, $13.8 million) and as a percentage of revenues (1998, 14.4%; 1997, 15.8%) due to the Company's focus on more effective promotional expenditures.


GROSS PROFIT

Gross profit for the three months ended September 30, 1998 compared to the third quarter of 1997, increased $1.9 million, or 28.8%, from $6.6 million to $8.5 million. Gross profit as a percentage of program revenues, increased from 18.2% in 1997 to 20.5% in 1998.

Gross profit for the nine months ended September 30, 1998 compared to the corresponding period of 1997 increased $2.2 million or 13.1% from $16.8 million to $19.0 million. Gross profit as a percentage of program revenues increased from 19.2% in 1997 to 21.1 % in 1998. The increase in gross profit and gross profit margins for both the third quarter and nine months was attributable to the Company's focus on higher margin travel programs and increasing the number of travelers per promotional dollar expended.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the three months ended September 30, 1998 compared to the third quarter of 1997 increased $0.2 million, or 4.9%, from $4.1 million to $4.3 million. This increase was primarily attributable to the newly acquired 122-passenger, M/S Clipper Adventurer, which did not operate in 1997. Selling, general and administrative expenses decreased as a percentage of program revenues from 11.2% in 1997 to 10.3% in 1998 as a result of higher revenues.

Selling, general and administrative expenses for the nine months ended September 30, 1998 compared to the corresponding period of 1997 decreased $0.4 million, or 3.5%, from $11.5 million to $11.1 million. This decrease was primarily due to reductions in incentive compensation and credit card fee expenses partially offset by additional expenses attributable to the M/S Clipper Adventurer. Selling, general and administrative expenses decreased as a percentage of program revenues from 13.1% in 1997 to 12.3% in 1998. The reductions in the expenses resulted primarily from realizing the cost advantages of integrating the Clipper Cruise Line operations within INTRAV.


DEPRECIATION AND AMORTIZATION

Depreciation and amortization, primarily relating to the Clipper Cruise Line ships and internally developed software, for the three months ended September 30, 1998 compared to the third quarter of 1997, increased $193 thousand, or 57.1%, from $338 thousand to $531 thousand. Depreciation and amortization increased as a percentage of program revenues from 0.9% in 1997 to 1.3% in 1998.

Depreciation and amortization, for the nine months ended September 30, 1998 compared to the corresponding period of 1997, increased $421 thousand, or 43.0%, from $979 thousand to $1,400 thousand. Depreciation and amortization increased as a percentage of program revenues from 1.1% in 1997 to 1.6% in 1998. The increase in both the third quarter and the nine months was primarily related to the introduction of the M/S Clipper Adventurer in April 1998 at a total cost of $18.4 million.


INVESTMENT INCOME

Investment income for the three months ended September 30, 1998 compared to the third quarter of 1997 increased $74 thousand from $293 thousand to $367 thousand. This increase was due primarily to an increase in restricted cash balances resulting from the mix of programs. The average monthly balance of cash and marketable securities during the third quarter increased from $19.4 million in 1997 to $23.4 million in 1998, while the average interest rate was 6.0% in 1997, and 5.9% in 1998.

Investment income for the nine months ended September 30, 1998 compared to the corresponding period of 1997 increased $62 thousand from $743 thousand to $805 thousand. This increase was attributable to the increase in the average monthly balance of cash and marketable securities during the first nine months from $17.2 million in 1997 to $19.1 million in 1998. The average interest rate was 5.6% in 1998, and 5.7% in 1997.


INTEREST EXPENSE

Interest expense on amounts borrowed against the Company's bank revolving credit facility, was $188 thousand for the three months ended September 30, 1998. The Company did not have any borrowings in the third quarter of 1997 and thus no interest expense.

Interest accrued for the nine months ended September 30, 1998 was $721 thousand. However, $270 thousand Of this amount was capitalized as it related to the conversion-in-progress of the M/S Clipper Adventurer.
Interest expensed in the year-to-date period of 1998 was $452 thousand. Interest expense in the first nine months of 1997 totaled $85 thousand and represented interest paid on amounts borrowed to acquire Clipper Cruise Line on December 31, 1996.


LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its operations, capital expenditures and dividend payments through cash flows generated from operations and its bank revolving credit facility.

Net cash provided by operating activities for the nine months ended September 30, 1998 and 1997 was $9.4 million and $6.4 million respectively. Included in cash provided by operating activities for the nine months ended September 30, 1998 was $4.4 million from net income, $7.7 million from accounts payable and accrued expenses, $11.2 million from deferred revenue, partially offset by $4.6 million used in restricted cash and $9.2 million used in prepaid expenses and other assets.

The Company recognizes program revenues as income upon the completion of each tour and cruise departure. Deferred revenue balances consist of amounts received from travelers for tour and cruise departures, which have not been completed. Of the $38.0 million of deferred revenue at September 30, 1998, approximately $31.9 million, or 83.9%, related to tour and cruise departures, which will be completed by December 31, 1998.

Net cash used in investing activities for the nine months ended September 30, 1998 and 1997 was $14.1 million and $2.7 million respectively. Included in cash used in investing activities for the nine months ended September 30, 1998 was $10.6 million toward the renovation of the M/S Clipper Adventurer, and the $2.0 million escrowed deposit made to secure the Company's obligations under the purchase agreement for the Oceanic Odyssey.

The Company paid cash dividends of $1.9 million but raised $987 thousand of cash proceeds from issuing 103 thousand shares of common stock from its treasury during the nine months ended September 30, 1998 in satisfaction of stock purchase options exercised by current and former Company employees.

On December 31, 1996, the Company acquired all the outstanding common stock of Clipper Cruise Line from Windsor, Inc., a company controlled by Barney A. Ebsworth, the Company's Chairman of the Board and majority stockholder. Due to the common ownership and control of Mr. Ebsworth over both the Company and Clipper Cruise Line, the acquisition was accounted for in a manner similar to the pooling-of-interests method. The Stock Purchase Agreement provided for an additional cash consideration of up to $3.0 million that may be paid to the extent the cumulative net cruise revenues of Clipper Cruise Line exceed $70.0 million for the period January 1, 1997 through December 31, 2000. The net cruise revenues were $21.6 million in 1997 and $25.7 million for the nine months ended September 30, 1998. If such amount becomes due, the Company will record a liability of $3.0 million and a corresponding reduction in retained earnings (or increase in accumulated deficit, if applicable), which will reduce shareholders' equity.

In February 1998, the Company amended the revolving credit facility and increased permitted borrowings to $20.0 million. Cash flow from operations together with draws against the revolving credit facility provided funding for the Company's investment in the M/S Clipper Adventurer and provided funding for other capital expenditures as needed.

On September 4, 1998, the Company entered into a purchase agreement with a non-affiliated third party to purchase the 120-passenger luxury cruise ship Oceanic Odyssey for a purchase price of $16.0 million. The closing of the purchase is subject to a number of conditions and is anticipated to occur on or about November

15, 1998. In addition, the Company expects to spend up to $2.0 million renovating the vessel. The purchase price and proposed renovations will be funded by drawings, as needed, against the revolving credit facility.

The Company has received a commitment to amend its bank revolving credit facility to increase available borrowings from $20.0 million to $30.0 million and extend its terms from December 31, 2000 to November 1, 2003. The increase will allow for additional funding, as necessary, for the purchase of the Oceanic Odyssey, and other capital expenditures.


YEAR 2000 ISSUE

Many currently installed computer systems and software products use a two-digit dating system that assumes the first two digits of the year are "1" and "9", a convention adopted years ago when coding space was at a premium. Therefore, any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could
result in the computer shutting down or malfunctioning.   As a result, before
December 31, 1999, computer systems and software used by many companies may need to be modified, upgraded, or replaced to comply with "Year 2000" requirements.

The Company relies on computer systems, related software applications and other control devices in operating and monitoring certain aspects of its business, including but not limited to, its financial systems (such as general ledger and accounts payable modules), billing and reservation systems, internal networks, telecommunications equipment and ship-board navigational systems and equipment. The Company also relies, directly and indirectly, on the internal and external systems of various independent business enterprises, such as its suppliers, third-party contractors, customers and financial organizations for their accurate exchange with the Company and use in general operations of date related information.

The Company is implementing a Year 2000 compliance program. As part of its compliance program, the Company has developed a plan to: (i) identify all "business-critical" software that requires modification for the Year 2000 and complete an estimate of the time and other resources required to complete software modifications; (ii) receive written or oral confirmation from its "business-critical" vendors that the services or equipment supplied by such vendors is or will be Year 2000 compliant; (iii) institute a formal communication process to keep senior management and the Board of Directors of the Company apprised of significant Year 2000 issues; and (iv) develop a schedule for completing necessary Year 2000 modifications in a timely manner.

The Company is underway with the inventory and assessment phases of its Year 2000 Plan for "business-critical" infrastructure and application software. The Company's plan has been implemented through various phases, depending upon the functional area and the internal or external nature of the system involved. For internal systems, the Company has progressed furthest and is generally in the system conversion and testing phase, notably for its internally-developed passenger billing and reservation system. This application should be ready for user testing by early to mid-1999. A substantial portion of the other office-based software and hardware are believed to be Y2K-compliant based upon vendor representations, with systems testing yet to be completed.

The Company has also substantially completed the inventory, assessment and detailed analysis phases of its Year 2000 Plan for ship-based
"business-critical" navigational and operational equipment and systems. These "business-critical" systems for the Company's three vessels should be Y2K-compliant by June 30, 1999.

The Company believes that the final phases of its Year 2000 Plan will be completed in advance of December 31, 1999.

The Company has not incurred and, based upon the information available to the Company at this time, does not expect to incur significant expenditures to address the Year 2000 Issue. Year 2000 expenses to the Company, consisting primarily of personnel time, the accelerated replacement of systems and software, and outside consultation have totaled less than $0.2 million for the three years ended December 31, 1997. Year 2000 expenses for the nine months ended September 30, 1998, totaled less than $0.1 million. Projected costs to the Company for the completion of its Year 2000 program are expected to be less than $0.5 million. The Company does not believe that its Year 2000 program has resulted in or will result in the postponement of its other significant information technology projects.

As part of its Year 2000 program, the Company plans to complete in 1999 a contingency plan, which addresses the most reasonably likely "business-critical" worst case scenarios. However, the Company cannot be certain that third parties supporting the Company's systems or providing goods and services to the Company have resolved or will resolve all Year 2000 issues in a timely manner. There can be no assurance that third parties will achieve timely Year 2000 compliance. Failure by the Company or any such third party to successfully address the relevant Year 2000 issues could result in disruptions of the Company's business and the incurrence of significant expenses by the Company. Additionally, the Company could be adversely affected by any disruption to third parties with which the Company does business, if suppliers of goods and services to those third parties have not successfully addressed their Year 2000 issues.

Statements in this "Management's Discussion and Analysis of Results of Operations and Financial Condition" or made by management of the Company which contain more than historical information may be considered forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) which are subject to risks and uncertainties. Actual results may differ materially from those expressed in the forward-looking statements because of important factors identified in this section.

                              *   *   *


SAFE HARBOR UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The statements contained in this Form 10-Q relating to the Company's operating results, and plans and objectives of management for future operations, including plans or objectives relating to the Company's products and services, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results of the Company may differ materially from those in the forward-looking statements and may be affected by a number of factors including demand for the Company's travel programs, unforeseen natural or political events and other factors contained herein and in the Company's Securities and Exchange Commission filings.

Because of the foregoing uncertainties which may affect the Company's future operating results, past performance should not be considered to be a reliable indicator of future performance, and investors should not use historical results or trends as determinative of the Company's future performance. In addition, certain other statements in this Form 10-Q are forward-looking. Such statements are based on an assessment of a variety of factors, contingencies and uncertainties deemed relevant by management, including travel trends, services and management. As a result, the actual results realized by the Company could differ materially from the statements made herein. Readers of this Form 10-Q are cautioned not to place undue reliance on the forward-looking statements made in this Form 10-Q or in the Company's other securities filings.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

(a)   Not applicable

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


                                                INTRAV, INC.
                                                (Registrant)


Date:  November 3, 1998          /s/  Wayne L. Smith II
                                 --------------------------------------------
                                 Wayne L. Smith II
                                 Executive Vice President and Chief Financial
                                 Officer
                                 (Principal Financial Officer)