Form 10-K405
period 1998-12-31
INTRAV INC
filed 1999-03-31
CIK 942317

                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
                             FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

            FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

                           Title of class
                           --------------
               COMMON STOCK, PAR VALUE $.01 PER SHARE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes [ X ]        No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 29, 1999 was approximately $20.5 million.
The amount shown is based on the closing price of $16.75 per share of Common Stock on the Nasdaq National Market on March 29, 1999.
As of March 29, 1999, there were 5,114,200 shares of the registrant's Common Stock outstanding.

                DOCUMENTS INCORPORATED BY REFERENCE

Parts I, II and IV of this Form 10-K incorporate by reference certain information from the registrant's 1998 Annual Report to Shareholders.
Part III of this Form 10-K incorporates by reference certain information from the registrant's Proxy Statement for its 1999 Annual Meeting of Shareholders to be held on May 21, 1999.

Unless the context otherwise indicates, all references in this document to the "Company," "INTRAV," "we," "us," and "our," mean Intrav, Inc. and INTRAV's wholly-owned subsidiaries. Statements in this document which contain more than historical information may be considered forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) which are subject to risks and uncertainties. Forward looking statements involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include such factors as unanticipated catastrophic events; changes in program costs and fluctuations of currency exchange rates; loss of key travel suppliers; ongoing access to the Concorde in the United States; competition within the travel industry; loss of key personnel; liability claims by travelers; loss of one or more of the Company's ships; regulations relative to the operation of passenger vessels and charters; Year 2000 risks; general economic conditions; and other risks described from time to time in the Company's filings with the Security and Exchange Commission. In addition, the forward-looking statements assume the continued operation of our three ships consistent with their recent capacities and cruise price levels, and the commencement of operations of our M/S Clipper Odyssey in November 1999. These forward-looking statements represent the Company's judgement as of the date hereof.

                               PART I

Item 1.  BUSINESS

INTRAV designs, markets and operates deluxe, escorted, worldwide travel programs and cruises. We provide a diverse offering of programs primarily to affluent, well-educated, mature individuals in the United States who desire substantive travel experiences. Our small cruise ship programs allow our travelers to visit secluded places of natural beauty and cultural interest aboard our four owned and operated ships and others that we charter. We also offer programs that use privately chartered jet aircraft which allow our travelers to visit locations not as conveniently or comfortably served by commercial airlines. Our 1998 programs included, for example, cruises in Antarctica, New Zealand and Alaska, around-the-world trips by supersonic Concorde, tours of Africa aboard a privately chartered and reconfigured L-1011 jet aircraft, and river cruises in Europe and Russia. We reported total revenues of $126.0 million in 1998 and, from 1996 to 1998, our income before extraordinary item has grown at a compound annual rate of 39.0% from $3.5 million to $6.8 million.

     Founded in 1959, INTRAV has 40 years of experience in designing and operating high quality programs that offer distinctive attributes for the discerning traveler who prefers an intimate and enriching travel experience. In 1998, these programs generally ranged in price from $2,000 to $58,000 per passenger. With our focus on small ships and privately chartered jet programs, we seek to provide an attractive alternative to big-ship cruises (ships that carry 400 or more passengers) and other travel programs offered to the mass travel market in the United States.

     Our typical traveler is affluent and over the age of 55. U.S. Census estimates show that the segment of the population between ages 55 and 74 is expected to grow from 41.0 million in 1998 to 48.0 million in the year 2005, and to 73.1 million in 2020. According to the Travel Industry Association of America, from 1993 to 1997 the number of travelers in the United States age 55 and older increased 31% while the overall number of travelers in the United States increased by only 19% during the same period. Also, according to the Travel Industry Association of America, domestic travel spending increased from $308.0 billion in 1992 to $408.2 billion in 1997. We believe that these demographic, travel and spending trends support future travel growth in our target market and opportunities to expand our program offerings in the future.

     In December 1996, we acquired Clipper Cruise Line, Inc. which offered cruise programs in the United States, Central America and the Caribbean Islands on its two small cruise ships, the M/V Nantucket Clipper and the M/V Yorktown Clipper. The acquisition of Clipper provided us with additional products and expertise in the small-ship cruise market and expanded our distribution capabilities through Clipper's travel agent network. Since the Clipper acquisition, we have expanded our small-ship programs through the acquisition of two additional small cruise ships, the M/S Clipper Adventurer, which began operations in April 1998, and the M/S Clipper Odyssey, which we will begin operating in November 1999.

COMPANY BACKGROUND

Throughout our history, INTRAV has been a leader in creating unique tours for travelers. From inception until 1967, we operated a regional group tour business. INTRAV was an early participant in the field of comprehensive international air charter leisure holidays, launching a back-to-back (multiple charters of the same tour) charter series of nine Boeing 707 flights to Tokyo and Hong Kong in 1967. After the successful operation to the Orient, we expanded the concept of back-to-back air charter operations to South America, Africa, the South Pacific, Scandinavia and Europe.

In 1971, we introduced our "air/sea cruise" travel concept. We developed all-inclusive travel package tours, a combination of round-trip charter flights plus a two-week cruise in the Mediterranean Sea. In 1977, we again expanded the concept of back-to-back charter operations when we operated a series of five Boeing 707 back-to-back charter flights around the world.

With deregulation of the airline industry in the late 1970s, we converted all of our travel programs to scheduled air carriers utilizing our strength in itinerary planning, customer base, strong financial condition and high service reputation. We also adopted and further developed the "river cruise" concept. These programs include cruising on the inland waterways of Europe, Russia and China, including the Danube River/Black Sea Cruise which we have offered since 1979.

In 1987, we developed the first "Around the World by Supersonic
Concorde" travel program. For this program, customers fly on a chartered supersonic Concorde jet to various attractive locations while circumnavigating the globe. Since 1987, we have operated 24 of these tours, and are again offering three departures of this travel opportunity in 1999.

On December 31,1996, INTRAV acquired Clipper Cruise Line, Inc. ("Clipper", which term also includes the INTRAV subsidiaries Clipper Adventure Cruises, Inc., Republic Cruise Line, Inc., and Liberty Cruise Line, Inc.) which is a leading designer, organizer, marketer and operator of deluxe escorted domestic and international small-ship cruises and tours. The acquisition of Clipper included its two cruise ships, the Nantucket Clipper and the Yorktown Clipper.

In 1997, INTRAV, through its subsidiary Clipper Adventurer Ltd., acquired the 122-passenger Clipper Adventurer which began service in 1998. During 1998, INTRAV through its subsidiary Clipper Odyssey, Ltd., acquired a fourth ship, the 120-passenger Clipper Odyssey which we will begin operating in November 1999.

OPERATING STRATEGIES

     Our objective is to build shareholder value by providing distinctive high-quality travel programs and cruises to our travelers. To pursue this objective, we have developed the following operating strategies:

* Focus on small-ship and private jet programs. By designing and operating high quality and distinctive small-ship and private jet programs, we offer travel experiences not readily available from other providers. Through this focus, we seek to provide our targeted travelers with a diverse selection of program offerings, each representing a unique travel experience. We believe that some travelers are attracted to the prestige of our travel programs-for example, Around the World by Supersonic Concorde-while others are most interested in the content of our programs-for example, a small-ship cruise to Antarctica accompanied by expert lecturers and guides.

* Reduction of big-ship cruise offerings. We have reduced and will continue to reduce the number of big-ship cruises we offer. In recent years, large cruise ships have continued to grow in size and passenger capacity. The cruises on these ships have increasingly focused on entertainment and on-board activities, often including casinos and nightclubs, rather than the type of experiential travel opportunities generally desired by our travelers. As a result, we have reduced the number of big-ship cruises we offer in order to focus on distinctive travel programs such as small-ship cruises and private jet adventures. In addition, our big-ship cruise business has become less profitable as the industry has become more crowded, relied upon discounting to attract passengers and focused on incremental opportunities to capture travel revenues through on-board activities.

* Attention to customer satisfaction. Customer satisfaction and first-class service have been and will continue to be critical to our business. In order to maintain high customer satisfaction, our programs include precisely executed itineraries that are unique and culturally enriching, first-class transportation and accommodations and highly trained travel and cruise directors, expedition leaders and local hosts. Our customer satisfaction focus begins in the detailed program development stage and continues through to the conclusion of each program. We believe this focus not only enhances our travelers' experience, but serves as a marketing opportunity through positive "word of mouth" endorsements by our travelers. As a result of our efforts, more than one-third of our travelers in 1998 were repeat customers.

* Emphasis on efficient marketing efforts. We market our travel programs through affinity groups, travel agents and directly to potential travelers. This diversity of distribution channels allows us to manage our promotional efforts to optimize the number of travelers per marketing dollar expended. Our marketing efforts are focused on direct-mail campaigns that effectively utilize internal resources including brochure development, mailing list management and targeted distribution. We access the member lists of our affinity groups and travel agents to identify and target individuals and groups of individuals that meet the demographic makeup of our typical customer. In addition, we use our demographic resources and market knowledge to develop and access narrowly focused mailing lists, resulting in better response rates from our direct marketing efforts.

GROWTH STRATEGIES

     In order to achieve future growth, we have adopted several strategies that we believe will complement the identified demographic trends in our targeted market segment. These strategies include:

* Developing and expanding program offerings. In order to attract and accommodate future customers, we intend to expand the scope and number of our travel program offerings. By continually evaluating emerging trends through various means, including travel industry relationships, in-house research and customer travel questionnaires, we are able to develop and provide a diverse array of programs for our customers. We continually strive to identify opportunities that are created by infrastructure development in specific geographic areas that were previously unavailable to our travel customers. For example, the Main-Rhine-Danube Canal in Europe opened in 1993 and allowed us to develop a range of new itineraries.

* Expanding and maximizing utilization of distribution channels. We intend to develop new travel customers by increasing targeted marketing of our programs through an expanded and enhanced travel agent network, selected affinity group relationships and to our past traveler base. By carefully cultivating and expanding upon our established travel agent relationships, we plan to distribute additional travel programs through such channels. We will also continue to introduce Clipper brand small-ship cruises to affinity groups to which Clipper had not historically marketed. In many cases, the Clipper product offerings replace lower-yielding, lower-profit big-ship cruises with higher-yielding, higher-profit small-ship cruises.

     We recently began to market small-ship cruises and private jet programs to companies offering travel to their employees and others as incentives. We believe that the smaller size of our private jet programs and small-ship cruises are conducive to incentive travel because a client can fill an entire program or cruise, allowing easy customization and coordination of deluxe programs. In addition, we believe our emphasis on and reputation for providing quality programs and service is attractive to companies that wish to provide a first-class incentive program.

* Enhancing our brand name recognition. We plan to create and pursue marketing initiatives to enhance our brand name recognition throughout our distribution channels. Traditionally, the INTRAV name was not aggressively advertised to the traveler as marketing was primarily conducted under affinity group names. As our distribution capabilities have expanded, we have begun marketing the INTRAV brand name through targeted television advertisements to selected geographic markets and through public relations efforts in the consumer and trade press. We believe that our efforts to create greater public awareness of our brand will contribute positively to our overall marketing efforts and generate franchise value for the INTRAV brand of travel programs.

* Pursuing acquisitions of additional ships and travel businesses. We continually evaluate opportunities to acquire additional small cruise ships that we believe can support future growth. We may acquire one or more additional small cruise ships in order to provide greater geographic coverage and additional programs for our customers. We believe that owning our ships facilitates quality assurance of the travel experience on a constant basis while providing programming and strategic flexibility.

     We also continue to identify and explore acquisitions of other travel service businesses that offer a strategic fit. Future acquisition candidates may be considered to the extent that they increase the inventory of desired travel programs, expand the potential traveler base or distribution channels and allow us to leverage overhead expenses. At this time, we are not in negotiations to acquire any additional ships or businesses.

PROGRAM DEVELOPMENT AND MANAGEMENT

     In designing our programs, we coordinate the following activities: choosing distinctive and attractive destinations; planning the day-to-day itinerary; and determining which travel components will be included in a certain travel program. We continually evaluate political climates and consumer demand trends in the travel industry through comprehensive research including direct observations, trade journals, travel brochures and publications, attending trade shows, evaluating the results of our traveler questionnaires, consulting with domestic and overseas suppliers and through relationships with sponsoring associations. We utilize those resources along with our employees' extensive travel experiences to select destinations that will be attractive to our customers.

     As destinations are selected, our program planning staff works closely with experts to develop the itinerary for a specific destination. We oversee all aspects of program operations, including hotels, ships, trains, aircraft (for private charter programs) and other services. Based on industry standards, location, value, availability and past customer ratings, we negotiate with suppliers, including commercial airlines and other commercial carriers, and then select hotels, ships, trains, aircraft and other components of our travel programs. Once a travel program has been developed, our program planning staff systematically visits each proposed destination to ensure that all accommodations and services meet our quality and design standards for each travel program. We believe that our ability to make "bulk" purchases and commitments, as well as our established industry position, results in favorable supplier relationships leading to benefits in costs, quality and flexibility which ultimately benefit our travelers.

     One of our travel directors accompanies each tour in order to provide incremental customer service and to ensure that the highest possible level of service is maintained. In addition, on many programs we provide educational and cultural enrichment lectures to provide a traveler with insight on the places he or she visits. For many destinations, we hire local hosts and the best available professional guides to better connect the traveler to the destination. In certain geographic areas, we employ destination managers to provide value-added assistance based on the demands or opportunities presented by the location of the program.

     At the conclusion of each travel program, we generally distribute a questionnaire to each of our travelers to solicit their input on the quality of the program. We then review each completed questionnaire looking for specific suggestions or areas of concern and consider such input for the purpose of modifying existing programs and designing our future programs. Results of questionnaire responses show that a majority of our travelers rate their overall travel experience as "excellent," the highest rating possible.

PRODUCTS AND SERVICES

    We operate in one business segment. Although we primarily manage our operations on a trip-by-trip basis, for ease of presentation, we have classified the trips based on the primary mode of transportation. The primary modes of transportation consist of small ships, private jets and other, including big ships.

* Small-Ship Adventures. Our small-ship adventures use small ships and riverboats to explore historic and/or remote locations that typically cannot be visited by big cruise ships. Small-ship adventures feature an unregimented and leisurely ambience, single-seating dining and highly personalized service. Our travel directors accompany travelers on the small-ship adventures, seeing to traveler needs as well as ensuring precise execution of scheduled excursions and lectures by our expedition leaders and on-board specialists. In 1999, our small-ship adventures include 55 itineraries and 172 departures and range in price from $1,200 to $17,000.

     Most of the vessels used for our small-ship cruises carry fewer than 160 passengers. We own and operate three small cruise ships, the M/V Nantucket Clipper, the M/V Yorktown Clipper and the M/S Clipper Adventurer. We recently purchased a fourth cruise ship, the Oceanic Odyssey, which we will rename the M/S Clipper Odyssey and which we will begin operating in November 1999. We also charter small ships and vessels, including riverboats used to cruise the waterways of Europe. The following table offers certain information regarding our company-owned cruise ships:

                      PASSENGER                  YEAR
         SHIP           COUNT    REGISTRY       BUILT       LENGTH      DRAFT             CHARACTERISTICS
         ----           -----    --------       -----       ------      -----             ---------------
M/V Nantucket Clipper    100       U.S.          1984      207 feet     8 feet      Certified for coastwise
                                                                                      international service.

M/V Yorktown Clipper     138       U.S.          1988      257 feet     8 feet      Certified for coastwise
                                                                                      international service.

M/S Clipper Adventurer   122      Bahamas      1975<F1>    330 feet    16 feet      Certified for international service
                                                                                       with ice strengthened hull.

M/S Clipper Odyssey<F2>  120      Bahamas        1989      338 feet    14 feet      Certified for international service.

______________

<F1> The M/S Clipper Adventurer underwent a complete restoration in
1998.
<F2> We have chartered the M/S Clipper Odyssey on a bareboat basis (i.e., without crew or provisioning), to its former owner until November 1, 1999.

     Our two U.S. flag vessels, the M/V Nantucket Clipper and the M/V Yorktown Clipper, have a competitive advantage in the United States versus foreign flag vessels in that under U.S. law, U.S. flag ships may embark and disembark passengers in U.S. ports without calling at any foreign ports, while foreign ships may not. In addition, the shallow drafts of our U.S. flag vessels allow us to offer certain cruises along the East coast of the United States that are inaccessible to vessels with drafts of more than eight feet regardless of their flag.

     Our U.S. flag ships travel the historic waterways of North America and the secluded islands, coves and beaches of the Caribbean Islands, Central America and northern South America. From March through November, a traveler can choose from 20 itineraries in North America, ranging from five nights cruising the Sacramento River and Napa wine country to two weeks along the Atlantic seaboard. Other areas visited include Alaska and the Pacific Northwest, the Sea of Cortez, the Great Lakes, Maritime Canada, New England, Chesapeake Bay and the Antebellum South. During the winter months, we offer week-long cruises on the M/V Nantucket Clipper and the M/V Yorktown Clipper through the U.S. and British Virgin Islands and the West Indies. We also offer nine- to 12-day wildlife adventure cruises with destinations to Costa Rica, Panama's Darien Jungle, Venezuela's Orinoco River Delta and Trinidad.

     Our 122-passenger M/S Clipper Adventurer, which began her inaugural season in April 1998 with a series of cruises including the Iberian Peninsula, coastal France and the Norwegian coast, offers the widest range of destinations. The M/S Clipper Adventurer travels around Europe from April to June, Greenland and the Arctic during July and August, the eastern United States in September, South America in October and November and Antarctica during the austral summer. With its ice-strengthened hull, the M/S Clipper Adventurer is one of few passenger vessels that offers in-depth expedition cruises to arctic destinations.

     Commencing in November 1999, we plan to offer additional small-ship adventures on the M/S Clipper Odyssey in the Orient, South Pacific, Australia and New Zealand.

* Private Jet Adventures. Our private jet adventure programs provide highly specialized, exclusive tours by which travelers board a chartered Lockheed 1011 wide-body (reconfigured to accommodate 88 instead of the standard 362 travelers), a smaller chartered Boeing 737 (reconfigured to accommodate 44 instead of the standard 120 travelers) or a chartered supersonic Concorde jet. These tours permit our travelers to visit multiple sites with convenience and comfort "beyond first class." Our private jet programs include:
     Around the World by Private Concorde, a 24-day program with stops in Hawaii, New Zealand, Australia, China, Hong Kong, Kenya and France which has sold out each of the 24 times it has been operated since its introduction in 1987; On Safari in Africa by Private Jet and the Legendary Blue Train, a three-week tour of Africa which was introduced in 1997; Around the World by Private Jet, a special golf tour allowing for play at eight of the world's most prestigious golf courses; and Southern Europe from Biarritz to the Bosporus, an 18-day program which enables travelers to access locations in Europe in time frames that would not be possible via commercially scheduled airlines. In 1999, our private jet adventures include nine itineraries and 15 departures ranging in price from $6,200 to $75,000.

* Other Travel Programs. Our other travel programs include specialized tours to destinations in Africa, Europe, Asia and the South Pacific. We limit participation per departure, use first-class accommodations and offer tours of longer duration than many other tour companies, permitting our travelers to experience a more in-depth understanding of a visited locale.

     Our On Safari with INTRAV programs in Africa provide up close game-viewing opportunities, convenience and distinctive accommodations. With an emphasis on comfort, travelers visit game reserves and wildlife parks, including Namibia's Etosha National Park, Botswana's Chobe National Park and Moremi Wildlife Reserve, along with more traditional destinations such as Victoria Falls and Mount Kenya Safari Club. In order to maximize comfort and minimize lengthy minivan rides, participants spend nights at exclusive lodges and tented camps and travel in light aircraft. We have organized group travel to Africa since the 1960s, and use our operational experience to create travel programs that we believe are distinct from those offered by other travel providers. In 1999, we offer four On Safari with INTRAV programs with 39 departures ranging in price from $4,000 to $7,700.

     Our INTRAV Adventure Edition programs include adventures in Asia such as a 17-day Yangtze River program, a 16-day tour of India, Thailand and Nepal or a 16-day adventure combining visits to Bali and Vietnam with a cruise to Java and Singapore. In the South Pacific, participants may take 18-day tours to Auckland, Queenstown, Milford Sound and Christchurch, New Zealand, Melbourne, Cairns and Sydney, Australia and Nandi, Fiji. We also offer in 1999 a new, two-week tour of Australia and New Zealand, including four days aboard a 44-passenger vessel that will explore a portion of the 1,250-mile-long Great Barrier Reef. In 1999, we are offering eight INTRAV Adventure Edition programs with 38 departures ranging in price from $5,700 to $10,500.

     Historically, we have offered big-ship cruises. However, we are reducing the number of big-ship cruises we offer in order to concentrate on our travel programs described above which we believe are more profitable as well as more distinctive and attractive to our target customer.


MARKETING AND SALES

     We market our travel programs through affinity groups, travel agents and directly to individual customers. Recently, we established an effort to market our programs to the corporate incentive market. Our affinity group relationships have been developed over our 40 years of operations. Our travel agent network was initially developed through the marketing of our Clipper small-ship cruises. As we seek to increase distribution in these areas, we believe there is substantial opportunity to expand cross-marketing of our programs and to further expand these distinct distribution channels.

     Our sales force operates in the United States and Canada to solicit sponsorship of tours and cruises through affinity groups in the alumni, educational, cultural and professional markets. Our marketing representatives work closely with representatives from affinity groups to design marketing efforts, primarily direct-mail, targeted to the travel interests of their members. The affinity group market provides an efficient means of identifying potential customers that fit our typical customer profile. In turn, we provide affinity groups with organized and efficient means of providing meaningful travel programs to their group members. We have long-standing relationships in the affinity group market and believe that we have established a reputation for providing high-quality travel programs. We continually evaluate the results of our marketing efforts with affinity groups to assess which groups are generating an appropriate level of participation. We intend to continue to focus on marketing to those affinity groups with the highest response rates.

     Our sales force solicits travel agents in the United States and Canada on a targeted basis, contacting only those agents we believe have clients that fit our customers' demographic profile and are likely to purchase travel programs from us. As a result, we currently use less than 15% of the travel agents in the United States to access the general public. We believe our offerings are attractive to travel agents because the pricing of our travel programs allows the travel agent to generate more commission revenue per program booked than many alternative travel products. In addition, because big-ship cruise prices include a smaller fraction of the traveler's total vacation costs (due to the emphasis by big-ship cruise lines on on-board sales) the "all-inclusive" prices of our small-ship cruises enable agents to receive larger commissions. Also, since the transportation, accommodations and amenities of our travel programs are pre-packaged and meet our high quality standards, the travel agent is not required to expend time coordinating logistics to assure that his or her client will receive a quality experience.

     Recently, we started marketing small-ship cruises and private jet programs to companies seeking to arrange incentive based travel for their employees and others whom the companies wish to reward. We believe the smaller size of our travel programs offers companies the opportunity to fill entire small-ship and private jet programs with their employees and others. This provides a more intimate setting in which companies can customize travel programs as incentive based rewards.

     An important part of our marketing involves direct-mail solicitation. We focus much of our direct-mail solicitation on former travelers to whom we distribute large, inclusive, four-color catalogues and smaller brochures targeted to the travelers' indicated interests. WISDM, our proprietary internal database, helps us to access detailed information concerning more than 200,000 past and potential travelers for our direct-mail solicitation efforts. In addition to former travelers, we also target members of select affinity groups and customers of our travel agent network. Members of our sales force work closely with affinity group administrative staff and travel agents to design direct-mail campaigns based on the particular characteristics of their members or customers. We also purchase and carefully screen third-party vendor lists containing names of individuals with characteristics closely matching those of past travelers for use in our direct-mail solicitation efforts.

     Our proprietary software and software licensed from third parties allow us to avoid duplication of addresses and to standardize addresses according to postal requirements to obtain savings on mailing costs. By bar-coding the mailings and complying with other postal regulations, we believe, based upon surveys we perform, that we have been able to achieve efficiencies on low-cost, third-class bulk mailings. Marketing materials are generally mailed nine to 15 months in advance of a scheduled departure date. For 1998 programs, we increased our efforts to better target our direct-mail solicitations in order to increase response rates while decreasing the cost of direct-mail solicitation. As a result, we mailed 20% fewer brochures and catalogs for our 1998 programs than we mailed for our 1997 programs while achieving increases in gross profit in 1998.

     Our direct-mail, affinity group and travel agent solicitations are supported by our 11-person sales force. The members of our sales force have an average of more than eight years' experience with us. Our marketing efforts are also supported by our personal service representatives who are available to answer potential travelers' specific questions about our programs.


COMPETITION

     The travel industry is highly competitive. We believe that the principal competitive factors in our target market are: (a) the reputation of the program provider; (b) the uniqueness of the travel and cruise programs offered; (c) the quality of the travel programs offered; and (d) the customer's ultimate satisfaction. Although our industry is highly fragmented, we have identified eight major direct competitors in the tour operator market and nine principal competitors in the small-ship cruise market. Our programs and cruises also compete against a wide range of vacation alternatives, including big-ship cruises, destination resorts and other travel programs. Certain competitors have greater financial, marketing and sales resources than we do.

There can be no assurance that our present competitors or competitors that choose to enter the marketplace in the future will not exert significant competitive pressures on us.

EMPLOYEES

     As of March 1, 1999, we employed 335 people. We believe that our relations with our employees are good. None of our employees are covered by collective bargaining agreements.

GOVERNMENT REGULATION

     Our operations are affected by laws and regulations relating to public aircraft charters, principally regulations issued by the U.S. Department of Transportation. Among other requirements, such regulations require us to file and receive approval of a charter prospectus and other materials prior to our selling or offering to sell travel programs which utilize chartered aircraft originating or terminating in the United States. Such regulations also require us to maintain financial protection for traveler advance payments for our chartered aircraft programs originating or terminating in the United States. We have established escrow arrangements to comply with these regulations. Under these escrow arrangements, monies received from travelers are held in escrow accounts until charter payments have been made.

     U.S. law requires that we maintain financial protection for passenger advance payments for our cruises embarking in U.S. ports. We have established escrow arrangements and surety bonds to comply with this law. Under these arrangements, monies received from passengers for cruises are held in escrow accounts or protected by surety bonds until the respective cruises have been completed.

     As our ships operate in the territorial waters of the United
States, in the territorial waters of foreign nations and in international waters, we are subject to various federal and state regulations, international conventions and foreign laws which affect the operations of our vessels.

     Our ships, and the ships that we charter, are subject to regulation by the governments of the nations in which they are registered. Of our four ships, two are documented in the United States and two are documented in the Commonwealth of the Bahamas. The International Maritime Organization ("IMO") has adopted regulations governing many aspects of the construction and operation of ships, including the required safety equipment on ships, the safety and training of seafarers and safety management at the operating company of the ships. For example, the IMO has adopted safety standards as part of the International Convention for the Safety of Life at Sea ("SOLAS"). SOLAS imposes enhanced vessel structural requirements designed to improve passenger safety. We are subject to the IMO's regulation because both the United States and the Bahamas recognize such regulations. All four of our ships carry Passenger Ship Safety Certificates issued under the provisions of SOLAS.

     When any of our ships (or ships that we charter) are in another nation's territorial waters, we are also subject to the regulations of such nation. For example, our ships are subject to inspection by foreign regulators to ensure compliance with safety and other regulations. Many of the foreign nations that our ships visit have adopted the IMO regulations.

     The U.S. Coast Guard conducts both scheduled and unannounced inspections to determine compliance with these regulations and has the authority to delay or suspend cruises. The U.S. flag vessels must be drydocked for an external hull inspection every year. The Bahamian flag vessels must be dry docked every two years. The Coast Guard is empowered to change the interval between inspections. In addition, when in U.S. waters, our vessels are subject to compliance with U.S. laws and regulations, including those related to the environment, health and safety. For example, when in U.S. waters the U.S. Centers for Disease Control and Prevention inspects our ships to ensure that there have been no outbreaks of communicable disease and that we have complied with applicable sanitation regulations.

     American Bureau of Shipping, Lloyd's Register and Nippon Kaiji Kyokai are independent organizations that set standards for the safety and construction of ships for insurance and other purposes and classify ships pursuant to those standards. Both the M/V Nantucket Clipper and M/V Yorktown Clipper are classified +A1 Passenger Vessels+AMS by the American Bureau of Shipping. They are certified for coastwise international service by the U.S. Coast Guard. The M/S Clipper Adventurer is classified A-1 ice class for unrestricted passenger service by Lloyd's Register. The M/S Clipper Odyssey is classified for full international voyage by Nippon Kaiji Kyokai.

     We believe we are in material compliance with these laws and regulations and do not believe that future compliance with such laws and regulations will have a material adverse impact on our financial condition or results of operations.

Item 2.  PROPERTIES

    Our headquarters and principal operations are located in St. Louis, Missouri, where we lease approximately 39,000 square feet of office space under leases expiring December 31, 2001. Each lease provides an option to renew, at our discretion, for an additional five-year period. Lease payments in 1998 totaled $680,000. The leases provide for annual rentals of $725,000 in 1999, subject to certain adjustments for taxes, insurance, operating expenses and utilities. We believe that our facilities are adequate for our current needs and that suitable additional space would be available as required.

Item 3.  LEGAL PROCEEDINGS

     The Company currently is not a party to any legal proceedings, other than ordinary routine litigation incidental to its business.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of its year ended December 31, 1998.

Item 4a.  EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding the Company's executive officers is contained in Item 10 of Part III of this Report (General Instruction G) and is incorporated herein by reference.

                          PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

     The information required by this Item is set forth under the caption "General Corporate Information" in the Company's 1998 Annual Report to Shareholders and is incorporated herein by reference.

Item 6.  SELECTED FINANCIAL DATA

     The information required by this Item is set forth under the caption "Five-Year Financial Highlights" in the Company's 1998 Annual Report to Shareholders and is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item is set forth under the caption "Management's Discussion and Analysis" in the Company's 1998 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's principal interest rate risk is associated with its long-term debt. The Company has a $30.0 million revolving credit facility with a bank which expires on November 1, 2003. The Company may select among various borrowing arrangements with varying maturities and interest rates. At December 31, 1998, the annual interest rates on the borrowings ranged from 6.6% to 6.9%. Assuming a hypothetical 1% increase in the weighted-average interest rate during 1998, interest expense would have increased $0.1 million.

The Company enters into non-U.S. currency commitments for the charter of cruise ships and aircraft for its international travel programs. The Company may enter into forward contracts to buy foreign currency at a stated U.S. dollar amount to hedge against fluctuating currency values. As of December 31, 1998, the Company had non-U.S. currency commitments equivalent to $3.5 million, of which the Company has purchased forward contracts with a U.S. dollar equivalency of $1.1 million. Management believes the fluctuation of the unhedged commitments would not have a material effect on the Company's cash flows or earnings.


Item 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company and the notes thereto required by this Item are set forth in the Company's 1998 Annual Report to Shareholders and are incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                              Part III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Certain information regarding directors and executive officers of the Company is set forth under the headings "Proposal 1: Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" included in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders and is incorporated herein by reference. The following information with respect to the executive officers of the Company as of March 29, 1999, is included pursuant to Instruction 3 to
Item 401(b) of Regulation S-K.

The following table sets forth certain information regarding the Company's executive officers, including their respective ages and positions with the Company.

      NAME                     AGE           POSITION
      ----                     ---           --------
Paul H. Duynhouwer              64           President, Chief Executive Officer and Director
Wayne L. Smith II               49           Executive Vice President, Chief Financial Officer
                                               and Director
Richard J. Hefler               49           Senior Vice President-Marketing and Sales
Michael F. Doiron               41           Senior Vice President-Finance

     Paul H. Duynhouwer has served as President, Chief Executive
Officer and a Director of INTRAV since January 1997 and has worked in the travel and cruise ship industries for over 39 years. He has served as President of Clipper Cruise Line since 1989 and retains this position in addition to his responsibilities at INTRAV. Prior to becoming President of Clipper Cruise Line, Mr. Duynhouwer served as Executive Vice President of Special Expeditions from December 1986 until August 1989. He was Senior Vice President of Clipper Cruise Line from June 1982 through November 1986.

     Wayne L. Smith II has served as Executive Vice President, Chief Financial Officer and a Director of INTRAV since September 1997. Mr. Smith served as Chairman, President and Chief Executive Officer of Bekins Distribution Services, Inc. from January 1993 through December 1997 and President of Windsor Real Estate and Windsor Capital from October 1989 through September 1997. Prior to joining Windsor, Mr. Smith was a Vice President of Citicorp from September 1980 through September 1989.

     Richard J. Hefler has served as Senior Vice President-Marketing and Sales of INTRAV since December 1997. Prior to December 1997, Mr. Hefler served as INTRAV's Vice President of Marketing since September 1990. Prior to joining INTRAV, Mr. Hefler served as Director for North America of the Victorian Tourist Commission of Australia and earlier as Director of Marketing for the AARP Travel Service Division of Olson-Travelworld.

     Michael F. Doiron has served as Senior Vice President-Finance of INTRAV since July 1998. Mr. Doiron has served as Senior Vice President and Chief Financial Officer of Clipper Cruise Line since January 1997. He was Vice President and Controller of Clipper from February 1990 to January 1997, and was Controller from September 1986 to February 1990. Mr. Doiron joined Clipper in 1984 as Accounting Manager. Prior to joining Clipper, Mr. Doiron was an Audit Senior for Ernst & Young.

Item 11.  EXECUTIVE COMPENSATION

     The information contained in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders under the caption "Executive
Compensation" is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is set forth under the heading "Holdings of Principal Shareholder and Management" in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is set forth under the heading "Compensation Committee Interlock and Insider Participation" in the Company's Proxy Statement for the 1999 Annual Meeting of
Shareholders and is incorporated herein by reference.



                              PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON 8-K

     The following is an index of the financial statements, schedules and exhibits included in this Report or incorporated herein by reference.

(a)  1.  Financial Statements:                                                        Page
                                                                                      ----
     Consolidated Balance Sheets -- December 31, 1998 and December 31, 1997           <F*>

     Consolidated Statements of Income -- For the year ended December 31, 1998,
     1997 and 1996                                                                    <F*>

     Consolidated Statements of Cash Flows -- For the year ended December 31, 1998,
     1997 and 1996                                                                    <F*>

     Consolidated Statements of Shareholders' Equity -- For the year ended December
     31, 1998, 1997 and 1996                                                          <F*>

     Notes to Consolidated Financial Statements                                       <F*>

     <F*> Incorporated in this Report by reference to the Company's
          1998 Annual Report to Shareholders.

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

     The following exhibits listed in the Exhibit Index are filed with this report:

     3(i) (a) Restated Articles of Incorporation of the Registrant, filed as Exhibit 3(i) to the Registrant's Registration Statement on Form S-1 (No. 33-90444), is incorporated herein by reference.

              (b) Amendment to Restated Articles of Incorporation of the Registrant.

     3(ii) (a) Amended and Restated Bylaws of the Registrant, filed as Exhibit 3(ii) to Registrant's Registration Statement on Form S-1 (No. 33-90444), is incorporated herein by reference.

              (b) Amendment to Amended and Restated Bylaws of the
              Registrant.

     10(i) Amended and Restated Loan Agreement, dated October 30, 1998, between the Registrant and NationsBank, N.A, as amended by that certain Amendment Number One to Loan Agreement dated January 18, 1999.

     10(ii) Agreement for Purchase and Sale of Stock by and among the Registrant, Clipper Cruise Line, Inc., Republic Cruise Line, Inc., Liberty Cruise Line, Inc., Clipper Adventure Cruises, Inc., and Windsor Inc., dated November 13, 1996, as amended by that certain First Amendment, dated December 18, 1996, filed as Exhibit 10 to the Registrant's Current Report on Form 8-K dated January 14, 1996, is incorporated herein by reference.

     10(iii)  Amended Incentive Stock Plan, filed as Exhibit
              10(iii)(A)(5) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.<F*>

     10(iv) Form of Option Agreement for Awards of Options under 1995 Incentive Stock Plan, filed as Exhibit 10(iii)(A)(6) to Amendment No.1 to the Company's Registration Statement on Form S-1 (No. 33-90444), is incorporated herein by reference.<F*>

     10(v) Second Form of Option Agreement for Awards of Options under Amended Incentive Stock Plan.<F*>

     10(vi) Deferred Compensation Agreement by and between Clipper Cruise Line and Paul H. Duynhouwer, filed as Exhibit 10(iii)(A)(7) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.<F*>

     10(vii) First Amendment to Deferred Compensation Agreement between Clipper Cruise Line and Paul H. Duynhouwer, filed as Exhibit 10(iii)(A)(8) to the Registrant's Annual
              Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.<F*>

     10(viii) Employment Agreement between the Registrant and Wayne L.
              Smith II, filed as Exhibit 10(iii)(A)(9) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.<F*>

     10(ix) Vessel Sale and Purchase Agreement, dated as of September 4, 1998, between Clipper Odyssey, Ltd. and Spice Islands Cruises, Ltd., filed as an exhibit to the Registrant's Current Report on Form 8-K, filed November 24, 1998, is incorporated herein by reference.

     13(i) Those portions of the Registrant's 1998 Annual Report included in response to Items 5, 6, 7, 8 and 14(a)(1) of this Form 10-K.

     21(i)    Subsidiaries of the Registrant.

     23(i)    Consent of Deloitte & Touche LLP.

     27(i)    Financial Data Schedule.

     [FN]
     ______________
     <F*> Management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K during the quarter ended December 31, 1998:

     The Registrant filed one Current Report on Form 8-K on November
24, 1998. In that Report, under Item 2, the Registrant disclosed that on November 12, 1998, Clipper Odyssey, Ltd., a Bahamian corporation and wholly-owned subsidiary of the Registrant ("Clipper Odyssey"), completed the acquisition (the "Vessel Purchase") of the 120-passenger luxury cruise ship Oceanic Odyssey (the "Vessel"), from Spice Islands Cruises Ltd., a British Virgin Islands corporation ("Spice Islands"). The Registrant also disclosed that the Registrant funded the purchase of the Vessel through existing working capital and by borrowings under its existing revolving credit agreement with NationsBank, N.A. In connection with the Vessel purchase, on October 30, 1998, the Registrant and NationsBank amended the revolving credit agreement to increase the line of credit available to the Registrant from $20.0 million to $30.0 million. In addition, the Registrant disclosed that until November 1, 1999, Clipper Odyssey will charter the Vessel, on a bareboat basis (i.e., without crew or provisioning), to Spice Islands. Spice Islands prepaid the full charter hire of $1.7 million to the Registrant on the closing date of the Vessel Purchase. The charter arrangement will afford the Registrant lead time to design and market travel programs for the Vessel while permitting Spice Islands to fulfill its preexisting cruise obligations.

                             SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed below on its behalf by the undersigned, thereunto duly authorized.

                                     Intrav, Inc.

Date: March 31, 1999                 By:/s/ Paul H. Duynhouwer
                                        ----------------------
                                        Paul H. Duynhouwer
                                        President, Chief Executive Officer
                                        and Director

SIGNATURE                     TITLE                                     DATE

/s/ Paul H. Duynhouwer        President, Chief Executive                March 31, 1999
---------------------------   Officer and Director
Paul H. Duynhouwer            (Principal Executive Officer)


/s/ Wayne L. Smith II         Executive Vice President,                 March 31, 1999
---------------------------   Chief Financial Officer and Director
Wayne L. Smith II             (Principal Financial and
                              Accounting Officer)

/s/ Barney A. Ebsworth        Chairman of the Board of Directors        March 31, 1999
---------------------------
Barney A. Ebsworth


/s/ William H. T. Bush        Director                                  March 31, 1999
---------------------------
William H.T. Bush


/s/ Robert H. Chapman         Director                                  March 31, 1999
---------------------------
Robert H. Chapman


/s/ John B. Biggs, Jr.        Director                                  March 31, 1999
---------------------------
John B. Biggs, Jr.


                                      EXHIBIT INDEX

Exhibit
Number                                    Description
------                                    -----------
3(i)         (a) Restated Articles of Incorporation of the Registrant, filed as Exhibit 3(i)
             to the Registrant's Registration Statement on Form S-1 (No. 33-90444), is
             incorporated herein by reference.

             (b) Amendment to Restated Articles of Incorporation of the Registrant.

3(ii)        (a) Amended and Restated Bylaws of the Registrant, filed as Exhibit 3(ii) to
             Registrant's Registration Statement on Form S-1 (No. 33-90444), is incorporated herein by reference.

             (b) Amendment to Amended and Restated Bylaws of the Registrant.

10(i)        Amended and Restated Loan Agreement, dated October 30, 1998, between the
             Registrant and NationsBank, N.A, as amended by that certain Amendment Number One to Loan Agreement dated January 18, 1999.

10(ii)       Agreement for Purchase and Sale of Stock by and among the Registrant, Clipper
             Cruise Line, Inc., Republic Cruise Line, Inc., Liberty Cruise Line, Inc., Clipper
             Adventure Cruises, Inc., and Windsor Inc., dated November 13, 1996, as amended by that certain First Amendment, dated December 18, 1996, filed as Exhibit 10 to the
             Registrant's Current Report on Form 8-K dated January 14, 1996, is incorporated herein by reference.

10(iii)      Amended Incentive Stock Plan, filed as Exhibit 10(iii)(A)(5) to the Registrant's
             Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.<F*>

10(iv)       Form of Option Agreement for Awards of Options under 1995 Incentive Stock Plan, filed as Exhibit 10(iii)(A)(6) to Amendment No.1 to the Company's Registration
             Statement on Form S-1 (No. 33-90444), is incorporated herein by reference.<F*>

10(v)        Second Form of Option Agreement for Awards of Options under Amended Incentive
             Stock Plan.<F*>

10(vi)       Deferred Compensation Agreement by and between Clipper Cruise Line and Paul H.
             Duynhouwer, filed as Exhibit 10(iii)(A)(7) to the Registrant's Annual Report on
             Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.<F*>

10(vii)      First Amendment to Deferred Compensation Agreement between Clipper Cruise Line and Paul H. Duynhouwer, filed as Exhibit 10(iii)(A)(8) to the Registrant's Annual
             Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.<F*>

10(viii)     Employment Agreement between the Registrant and Wayne L. Smith II, filed as
             Exhibit 10(iii)(A)(9) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.<F*>

10(ix)       Vessel Sale and Purchase Agreement, dated as of September 4, 1998, between
             Clipper Odyssey, Ltd. and Spice Islands Cruises, Ltd., filed as an exhibit  to the Registrant's Current Report on Form 8-K, filed November 24, 1998, is incorporated herein by reference.

13(i)        Those portions of the Registrant's 1998 Annual Report included in response to
             Items 5, 6, 7, 8 and 14(a)(1) of this Form 10-K.

21(i)        Subsidiaries of the Registrant.

23(i)        Consent of Deloitte & Touche LLP.

27(i)        Financial Data Schedule.

______________
<F*> Management contract or compensatory plan or arrangement.