Form 10-Q
period 1999-03-31
INTRAV INC
filed 1999-05-05
CIK 942317

                SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                 --------------------------------

                            FORM 10-Q

     (Mark One)
     /x/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended MARCH 31, 1999
                                    --------------
                             OR
     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from____________to_____________

                  COMMISSION FILE NUMBER 0-25990

                 --------------------------------

                           INTRAV, INC.

      (Exact name of registrant as specified in its charter)

                 --------------------------------


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

                    YES /X/              NO / /

                 --------------------------------

The Company had 5,114,200 shares of common stock outstanding at April
30, 1999.

                  PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------------------------------------------------

                  INTRAV, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF INCOME
                           (Unaudited)
          (Amounts in thousands except per share data)

                                                   THREE MONTHS ENDED
                                                        MARCH 31,
                                                  --------------------
                                                    1999         1998
                                                  -------      -------
Revenues                                          $25,874      $26,719

Cost of operations                                 19,986       21,601
                                                  -------      -------

Gross profit                                        5,888        5,118

Selling, general and administrative                 3,942        3,369

Depreciation and amortization                         721          357
                                                  -------      -------

Operating income                                    1,225        1,392

Investment income                                     130          148

Interest expense                                     (315)           -
                                                  -------      -------

Income before provision for income taxes            1,040        1,540

Provision for income taxes                            374          555
                                                  -------      -------

Net income                                        $   666      $   985
                                                  =======      =======

Basic earnings per share of common stock          $  0.13      $  0.19
                                                  -------      -------

   Weighted average number of common shares
      outstanding                                   5,119        5,089
                                                  -------      -------

Diluted earnings per share of common stock        $  0.13      $  0.19
                                                  -------      -------

   Weighted average number of common shares
      outstanding                                   5,261        5,172
                                                  -------      -------

     See accompanying notes to consolidated financial statements.

                  INTRAV, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)
             (Amounts in thousands except share data)
                                                  MARCH 31,   DECEMBER 31,
                                                 -------------------------
                  ASSETS                            1999          1998
                                                 ----------   ------------
Current assets:
  Cash and cash equivalents                      $  1,314      $    845
  Restricted cash                                   9,175        10,582
  Restricted marketable securities                      -         4,025
  Prepaid program costs                             8,946         8,348
  Other current assets                              3,451         2,818
                                                 --------      --------
          Total current assets                     22,886        26,618

Property and equipment - net                       54,202        54,655
Prepaid promotion costs                             5,281         4,961
Other assets                                          373           324
                                                 --------      --------
          Total                                  $ 82,742      $ 86,558
                                                 ========      ========

   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                               $  4,333      $  5,347
  Accrued expenses                                  5,734         6,606
  Note payable                                      5,500         5,500
  Deferred revenue                                 37,503        29,836
                                                 --------      --------
          Total current liabilities                53,070        47,289
                                                 --------      --------

Deferred income taxes                               7,867         7,867
                                                 --------      --------

Long-term debt                                     12,000        20,800
                                                 --------      --------

Shareholders' equity:
  Preferred stock, $0.01 par value; 5,000,000
   shares authorized; issued and outstanding
   - none                                               -             -
  Common stock, $0.01 par value; 20,000,000
   shares authorized; issued - 5,325,000 shares;
   outstanding - 5,114,200 shares in 1999 and
   5,155,450 shares in 1998                            53            53
  Additional paid-in capital                       22,694        22,694
  Accumulated deficit                             (10,422)      (10,449)
                                                 --------      --------
           Total                                   12,325        12,298
  Treasury stock - at cost; 210,800 and 169,550
   shares of common stock in 1999 and 1998         (2,520)       (1,696)
                                                 --------      --------
          Total shareholders' equity                9,805        10,602
                                                 --------      --------
          Total                                  $ 82,742      $ 86,558
                                                 ========      ========

      See accompanying notes to consolidated financial statements.

                  INTRAV, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                      (Amounts in thousands)
                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                                 --------------------
                                                   1999         1998
                                                 --------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                     $    666     $   985
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                   721         357
      Amortization of bond premium                      -           6
      Changes in assets and liabilities which
        provided (used) cash:
          Restricted cash                           1,407      (3,872)
          Prepaid expenses and other assets          (967)      1,015
          Other current assets                       (633)       (474)
          Accounts payable and accrued expenses    (1,886)     (2,048)
          Deferred revenue                          7,667       1,193
                                                 --------     -------

          Net cash provided by (used in)
            operating activities                    6,975      (2,838)
                                                 --------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                (268)     (9,680)
  Proceeds from sales of marketable securities      4,025       2,500
  Purchases of marketable securities                    -      (2,555)
                                                 --------     -------
          Net cash provided by (used in)
            investing activities                    3,757      (9,735)
                                                 --------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds (payments) of long-term debt        (8,800)     11,500
  Purchase of common stock for treasury              (824)          -
  Proceeds from sale of treasury stock                  -         305
  Dividends paid                                     (639)       (638)
                                                 --------     -------
          Net cash (used in) provided by
            financing activities                  (10,263)     11,167
                                                 --------     -------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                    469      (1,406)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF QUARTER                                845       5,951
                                                 --------     -------

CASH AND CASH EQUIVALENTS,
  END OF QUARTER                                 $  1,314     $ 4,545
                                                 ========     =======

    See accompanying notes to consolidated financial statements.

------------------------------------------------------------------------

INTRAV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)


DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Intrav, Inc. ("INTRAV" or the "Company") designs, markets and operates deluxe, escorted, worldwide travel programs and cruises. The Company provides a diverse offering of programs primarily to affluent, well-educated, mature individuals in the United States who desire substantive travel experiences. Its small cruise ship programs allow its travelers to visit secluded places of natural beauty and cultural interest aboard four Company owned and operated ships and others that it charters. The Company also offers programs that use privately chartered jet aircraft, which allow its travelers to visit locations not as conveniently or comfortably served by commercial airlines.

In December 1996, the Company acquired Clipper Cruise Line, Inc. ("Clipper") which offered cruise programs in the United States, Central America and the Caribbean Islands on its two small cruise ships, the M/V Nantucket Clipper and the M/V Yorktown Clipper. The acquisition of Clipper provided the Company with additional products and expertise in the small-ship cruise market and expanded its distribution capabilities through Clipper's travel agent network. Since the Clipper acquisition, the Company has expanded its small-ship programs through the acquisition of two additional small cruise ships, the M/S Clipper Adventurer, which began operations in April 1998, and the M/S Clipper Odyssey, which it will begin operating in November 1999.

The acquisition of Clipper in 1996 from Windsor, Inc., a company controlled by Barney A. Ebsworth, the Company's founder, Chairman of the Board and majority shareholder, included a Stock Purchase Agreement with an initial payment of approximately $9,900 and the assumption of indebtedness of $5,500 owed by Clipper to Windsor, with an additional $213 paid to Windsor during 1997. Additional consideration of up to $3,000 may be paid to the extent the cumulative net cruise revenues (as defined), of Clipper exceed $70,000 in the period January 1, 1997 through December 31, 2000. Net cruise revenues (as defined) were $64,145 through March 31, 1999. Due to the common ownership and control of Mr. Ebsworth over both INTRAV and Clipper, the acquisition has been accounted for in a manner similar to the pooling-of-interests method and, accordingly, all financial data has been restated to include the accounts and results of operations of Clipper for all periods prior to the acquisition.

ACCOUNTING POLICIES

Interim Adjustments - The unaudited financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management of the Company, the financial statements include all adjustments, which consist of normal recurring accruals, necessary to present fairly the financial information for such periods. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1998 contained in the Company's Annual Report on Form 10-K, dated March 31, 1999, as filed with the Securities and Exchange Commission. Results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results which may be expected for the full year ending December 31, 1999.

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

                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                                    ------------------
                                                     1999         1998
                                                    -----        -----
Weighted average number of common shares
   outstanding (Basic EPS)                          5,119        5,089

Stock option equivalents                              142           83
                                                    -----        -----
Weighted average number of common shares and
   equivalents outstanding (Diluted EPS)            5,261        5,172
                                                    =====        =====

Stock option equivalents included in the diluted earnings per share calculation were determined using the treasury stock method. Under the treasury stock method and Statement of Financial Accounting Standards No. 128 ("SFAS 128"), outstanding stock options are dilutive when the average market price of the Company's common stock exceeds the option price during a period. In addition, proceeds from the assumed exercise of dilutive options along with the related tax benefit are assumed to be used to repurchase common shares at the average market price of such stock during the period.

LONG-TERM DEBT

The Company has a $30,000 revolving credit facility agreement with NationsBank, N.A. which expires on November 1, 2003. The agreement includes provisions for periodic reductions of the available amount to $15,000. The Company had outstanding borrowings of $12,000 as of March 31, 1999.

DIVIDEND DECLARATION

On May 3, 1999, the Company declared a regular quarterly dividend of $0.125 per share, for shareholders of record on May 28, 1999, to be paid June 15, 1999.

On May 1, 1998, the Company declared a regular quarterly dividend of $0.125 per share, for shareholders of record on May 29, 1998, paid on June 15, 1998.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION
------------------------------------------------------------------------

GENERAL

The Company recognizes the revenues and related costs of operations as services are provided, generally upon completion of a tour; however, revenues for certain significant or long duration tours are recognized on a proportionate basis based on number of days traveled.

Revenues include revenues from the sale of base travel programs, as well as optional products and services, including sightseeing, program extensions, airfare, and medical and educational seminars.

Cost of operations include the costs of airfare, ship, hotel and other accommodations and services included in the base programs and optional products and services. Also included are the costs of creating and distributing promotional materials for each program and promotional expenses, including commissions paid to travel agents and others.

REVENUES

Revenues for the three months ended March 31, 1999 compared to the first quarter of 1998, declined $0.8 million, or 3.2%, from $26.7 million to $25.9 million. The decrease in revenues was primarily attributable to a decline in the number of travelers from 6,001 in 1998 to 4,926 in 1999 due primarily to our systematic reduction of big-ship programs offered. The average revenue per traveler actually increased $801, from $4,452 in 1998 to $5,253 in 1999 due to a higher percentage of revenues, derived from small-ship programs replacing certain big-ship programs. Revenues included $0.4 million of charter hire revenue pertaining to our bareboat charter of the M/S Clipper Odyssey to Spice Islands Cruises Ltd., former owner of the M/S Clipper Odyssey.

The following table presents for the periods indicated, the Company's revenues by mode of transportation:

                                                  THREE MONTHS ENDED
                                                        MARCH 31,
                                                  -------------------
                                                   1999         1998
                                                  -------     -------
                                                     (in thousands)
Small Ships                                       $15,670     $13,438
Private Jets                                        2,965       3,009
Big Ships                                           4,566       8,753
Other                                               2,673       1,519
                                                  -------     -------

  Total                                           $25,874     $26,719
                                                  =======     =======

COST OF OPERATIONS

Cost of operations for the three months ended March 31, 1999 compared to the first quarter of 1998, declined $1.6 million, or 7.5%, from $21.6 million to $20.0 million. This decrease was primarily attributable to the reduced number of travelers mentioned above. Cost of operations declined as a percentage of revenues from 80.8% in 1998 to 77.2% in 1999 due primarily to the Company's reducing its lower yielding big-ship cruise programs, increasing its higher margin small-ship programs and focusing on improving the effectiveness of its promotional expenditures. As a result of the latter, promotional expenses decreased $0.5 million, from $4.0 million in 1998 to $3.5 million in 1999. Promotional expenses as a percentage of revenues declined from 14.9% in 1998 to 13.7% in 1999.

GROSS PROFIT

Gross profit for the three months ended March 31, 1999 compared to the first quarter of 1998, increased $0.8 million, or 15.0%, from $5.1 million to $5.9 million. Gross profit as a percentage of program revenues, increased from 19.2% in 1998 to 22.8% in 1999. The increase in gross profit and gross profit margin was attributable to the Company's continued focus on higher margin travel programs, the M/S Clipper Odyssey charter hire revenue and the decline in promotional expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the three months ended March 31, 1999 compared to the first quarter of 1998 increased $0.6 million, or 17.0%, from $3.4 million to $3.9 million. This increase was primarily attributable to additional administrative personnel associated with the M/S Clipper Adventurer and the anticipated start-up of the Clipper Odyssey and additional selling expenses associated with the Millennium trips (special trips scheduled to include the period December 31, 1999 and January 1, 2000). Selling, general and administrative expenses increased as a percentage of revenues from 12.6% in 1998 to 15.2% in 1999 as a result of lower revenues and the additional personnel and selling expenses.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization, primarily relating to the Company-owned cruise ships and internally developed software, for the three months ended March 31, 1999 compared to the first quarter of 1998, increased $0.4 million, or 102.0%, from $0.4 million to $0.7 million. The increase was primarily due to the depreciation of the M/S Clipper Adventurer which did not operate in the first quarter of 1998 and the depreciation of the M/S Clipper Odyssey which was acquired in November 1998 and is currently on charter to its former owners. Depreciation and amortization increased as a percentage of program revenues from 1.3% in 1998 to 2.8% in 1999.

INVESTMENT INCOME

Investment income for the three months ended March 31, 1999 compared to the first quarter of 1998 decreased $18 thousand from $148 thousand to $130 thousand. This decrease was due primarily to a decrease in investable cash balances. The average monthly balance of cash and marketable securities decreased from $14.2 million in the first quarter of 1998 to $12.2 million in the first quarter of 1999, while the average interest rate was 4.2% in 1998 and in 1999.

INTEREST EXPENSE

Interest expense incurred for the three months ended March 31, 1999 was $315 thousand, of which $261 thousand was attributable to the Company's bank revolving credit facility and $54 thousand was attributable to the $5.5 million one-year promissory note to Spice Islands (the seller of the Oceanic Odyssey). In 1998, the Company capitalized $136 thousand of interest expense incurred in the first quarter related to the conversion of the M/S Clipper Adventurer, which had not yet been placed in service.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its operations, capital expenditures and dividend payments through cash flows generated from operations and its bank revolving credit facility.

Net cash provided by (used in) operating activities for the three months ended March 31, 1999 and 1998 was $7.0 million and ($2.8 million), respectively. Included in cash provided by operating activities for the three months ended March 31, 1999 was $0.7 million from net income, $1.4 million from restricted cash and $7.7 million from deferred revenue, partially offset by $1.6 million used for prepaid expenses and other current assets and $1.9 million used to reduce accounts payable and accrued expenses.

The Company generally recognizes revenues as income upon the completion of each tour or cruise. Deferred revenue balances consist of amounts received from travelers for tours and cruises, which have not been completed. Of the $37.5 million of deferred revenue at March 31, 1999, approximately $22.3 million, or 59.5%, related to tour and cruise departures, scheduled to be completed by June 30, 1999.

Net cash provided by (used in) investing activities for the three months ended March 31, 1999 and 1998 was $3.8 million and ($9.7 million) respectively. Included in cash provided by investing activities for the three months ended March 31, 1999 was $4.0 million provided by proceeds from the sale of marketable securities, offset by $0.3 million used in the purchase of property and equipment.

Net cash provided by (used in) financing activities for the three months ended March 31, 1999 and 1998 was ($10.3 million) and $11.2 million, respectively. During the three months ended March 31, 1999, the Company repaid $8.8 million of its borrowings under the revolving credit facility, with cash made available primarily by replacing certain cash escrow requirements with a surety bond. The Company also paid dividends of $0.6 million and repurchased 41,250 shares of common stock, in the open market, for an aggregate of $0.8 million during the first quarter of 1999.

On November 12, 1998, the Company completed the purchase of the 120-passenger luxury cruise ship Oceanic Odyssey from Spice Islands, a non-affiliated third party for a purchase price of $16.0 million. The Company made a cash payment of $10.5 million, provided by borrowings from its revolving credit facility, and delivered its one-year promissory note in the amount of $5.5 million at the time of closing. Cash flow from operations together with draws against the revolving credit facility will provide an additional $2.5 million for renovation of the M/S Clipper Odyssey, for retirement of the $5.5 million one-year note payable to the seller of the M/S Clipper Odyssey and for other capital expenditures as needed.

In March 1999, the Company filed with the Securities and Exchange Commission a registration statement for the proposed public offering by the Company of 500,000 shares of common stock and by the Revocable Trust of Barney A. Ebsworth of 2,000,000 shares of common stock (plus an aggregate of up to 375,000 shares which may be sold pursuant to an over-allotment option granted to the underwriters). The Company has withdrawn the registration statement due to adverse market conditions.

YEAR 2000 COMPATIBILITY

The Company relies on computer systems, related software applications and other control devices in operating and monitoring certain aspects of its business, including but not limited to, its financial systems (such as general ledger and accounts payable modules), billing and reservations systems, internal networks, telecommunications equipment and shipboard navigational systems and equipment. The Company also relies, directly and indirectly, on the internal and external systems of various independent business enterprises, such as its suppliers, third-party contractors, customers and financial organizations for their accurate exchange with the Company and use in general operations of date related information.

The Company has initiated a Year 2000 compliance program. As part of its compliance program, the Company has developed a plan to: (i) identify all "business-critical" software that requires modification for the Year 2000 and complete an estimate of the time and other resources required to complete software modifications; (ii) receive written or oral confirmation from its "business-critical" vendors that the services or equipment supplied by such vendors is or will be Year 2000 compliant;
(iii) institute a formal communication process to keep senior management and the Board of Directors of the Company apprised of significant Year 2000 issues; and (iv) develop a schedule for completing necessary Year 2000 modifications in a timely manner. The Company is underway with the inventory and assessment phases of its Year 2000 plan for "business-critical" infrastructure and application software.

The Company's plan has been implemented through various phases, depending upon the functional area and the internal or external nature of the system involved. For internal systems, the Company has progressed furthest and is generally in the system conversion and testing phase, notably for its internally-developed passenger billing and reservation system. This application should be ready for user testing by mid-1999. A substantial portion of the other office-based software and hardware is believed to be Year 2000 compliant based upon vendor representations, with systems testing yet to be completed. The Company has also substantially completed the inventory, assessment and detailed analysis phases of its Year 2000 plan for ship-based "business-critical" navigational and operational equipment and systems. These "business-critical" systems for the Company's four ships should be Year 2000 compliant by June 30, 1999.

The Company believes that the final phases of its Year 2000 plan will be completed in advance of December 31, 1999. The Company has not incurred and, based upon the information available to the Company at this time, does not expect to incur significant expenditures to address the Year 2000 issue. Year 2000 expenses to the Company, consisting primarily of personnel time, the accelerated replacement of systems and software, and outside consultation have totaled less than $0.2 million for the three years ended December 31, 1998.

Year 2000 expenses for the three months ended March 31, 1999, totaled less than $0.1 million. Projected costs to the Company for the completion of its Year 2000 program are expected to be less than $0.6 million. The Company does not believe that its Year 2000 program has resulted in or will result in the postponement of its other significant information technology projects.

As part of its Year 2000 program, the Company plans to complete a contingency plan in 1999 which addresses the most reasonably likely "business-critical" worst-case scenarios. However, the Company cannot be certain that third parties supporting the Company's systems or providing goods and services to the Company have resolved or will resolve all Year 2000 issues in a timely manner. There can be no assurance that third parties will achieve timely Year 2000 compliance. Failure by the Company or any such third party to successfully address the relevant Year 2000 issues could result in disruptions to the Company's business and the incurrence of significant expenses by the Company. Additionally, the Company could be adversely affected by any disruption to third parties with which the Company does business if suppliers of goods and services to those third parties have not successfully addressed their Year 2000 issues.

                            *   *   *

SAFE HARBOR UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements in this Form 10-Q which contain more than historical information may be considered forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) which are subject to risks and uncertainties.

Forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include such factors as unanticipated catastrophic events; changes in program costs and fluctuations of currency exchange rates; loss of key travel suppliers; ongoing access to the Concorde in the United States; competition within the travel industry; loss of key personnel; liability claims by travelers; loss of one or more of the Company's ships; regulations relative to the operation of passenger vessels and charters; Year 2000 risks; general economic conditions; and other risks described from time to time in the Company's filings with the Securities and Exchange Commission. In addition, the forward-looking statements assume the continued operation of our three ships consistent with their recent capacities and cruise price levels, and the commencement of operations of the M/S Clipper Odyssey in November 1999. These forward-looking statements represent the Company's judgment as of the date hereof.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------------

(a) The Company's principal interest rate risk is associated with its long-term debt. The Company has a $30.0 million revolving credit facility with a bank which expires on November 1, 2003. The Company may select among various borrowing arrangements with varying maturities and interest rates. At March 31, 1999, the annual interest rates on the borrowings ranged from 6.6% to 6.7%. Assuming a hypothetical 1% increase in the weighted-average interest rate during the first quarter 1999, interest expense would have increased $32 thousand.

     The Company enters into non-U.S. currency commitments for the charter of cruise ships and aircraft for its international travel programs. The Company may enter into forward contracts to buy foreign currency at a stated U.S. dollar amount to hedge against fluctuating currency values. As of March 31, 1999, the Company had non-U.S. currency commitments equivalent to $3.0 million, of which the Company has purchased forward contracts with a U.S. dollar equivalency of $3.0 million. Therefore, management believes the fluctuations in currency values would not have a material effect on the Company's cash flows or earnings.

                   PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS
-------------------------------------------------------------------------

     On March 23, 1999, the shareholders of the Company were presented with a proposal to amend the Restated Articles of Incorporation of the Company to add provisions designed to prevent persons who are not citizens of the United States, as defined therein, from holding in the aggregate more than 24.9% of the outstanding shares of common stock of the Company (the "Amendment"). Of the 5,114,200 shares of common stock outstanding and entitled to vote on the Amendment 4,272,933 of such shares were voted for the Amendment, 3,770 shares were voted against the Amendment, 1,800 shares abstained from voting on the Amendment and no broker non-votes were received with respect to the Amendment.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

(a)  27(i) Financial Data Schedule

(b)  None.

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  INTRAV, INC.
                                                  (Registrant)

Date: May 4, 1999                           /s/ Wayne L. Smith II
                                            -----------------------------
                                            Wayne L. Smith II
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer)

                           EXHIBIT INDEX

     Exhibit
     Number            Description
     -------           -----------

      27(i)       Financial Data Schedule.