Form 10-Q
period 1999-06-30
INTRAV INC
filed 1999-08-04
CIK 942317

                 SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                 ----------------------------------

                             FORM 10-Q

     (Mark One)
     / x / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended JUNE 30, 1999
                                    -------------
                                  OR
     /  / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
     For the transition period from          to
                                   ----------  ------------

                   COMMISSION FILE NUMBER 0-25990

                 ----------------------------------

                            INTRAV, INC.
       (Exact name of registrant as specified in its charter)

       ------------------------------------------------------

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

                         YES / x /   NO /  /

                 ----------------------------------

    The Company had 5,114,200 shares of common stock outstanding at
                           August 3, 1999.

                      PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
------------------------------------------------------------------------------

                              INTRAV, INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF INCOME
                                      (Unaudited)
                      (Amounts in thousands except per share data)


                                                   THREE MONTHS ENDED      SIX MONTHS ENDED
                                                         JUNE 30,              JUNE 30,
                                                  -------------------     ------------------
                                                   1999         1998        1999       1998
                                                  -------     -------     -------    -------
Revenues                                          $26,696     $22,057     $52,571    $48,776

Cost of operations                                 19,916      16,615      39,902     38,216
                                                  -------     -------     -------    -------

Gross profit                                        6,780       5,442      12,669     10,560

Selling, general and administrative                 4,156       3,482       8,099      6,852

Depreciation and amortization                         756         513       1,477        869
                                                  -------     -------     -------    -------

Operating income                                    1,868       1,447       3,093      2,839

Investment income                                     212         290         342        438

Interest expense                                     (219)       (263)       (535)      (263)
                                                  -------     -------     -------    -------

Income before provision for income taxes            1,861       1,474       2,900      3,014

Provision for income taxes                            670         531       1,044      1,085
                                                  -------     -------     -------    -------

Net income                                        $ 1,191     $   943     $ 1,856    $ 1,929
                                                  =======     =======     =======    =======

Basic earnings per share of common stock          $  0.23     $  0.18     $  0.36    $  0.38
                                                  -------     -------     -------    -------

   Weighted average number of common shares
      outstanding                                   5,114       5,112       5,117      5,101
                                                  -------     -------     -------    -------

Diluted earnings per share of common stock        $  0.23     $  0.18     $  0.35    $  0.37
                                                  -------     -------     -------    -------

   Weighted average number of common shares
      outstanding                                   5,224       5,240       5,237      5,212
                                                  -------     -------     -------    -------


              See accompanying notes to consolidated financial statements.

                                2

                   INTRAV, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS
                           (Unaudited)
             (Amounts in thousands except share data)
                                                 JUNE 30,   DECEMBER 31,
                                                 --------   ------------
                   ASSETS                          1999         1998
                                                 --------   ------------
Current assets:
   Cash and cash equivalents                     $  5,374     $    845
   Restricted cash                                  7,806       10,582
   Restricted marketable securities                     -        4,025
   Prepaid program costs                           11,665        8,348
   Other current assets                             3,637        2,818
                                                 --------     --------
         Total current assets                      28,482       26,618

Property and equipment - net                       54,035       54,655
Prepaid promotion costs                             5,160        4,961
Other assets                                          396          324
                                                 --------     --------
         Total                                   $ 88,073     $ 86,558
                                                 ========     ========

    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                              $  4,564     $  5,347
   Accrued expenses                                 6,676        6,606
   Notes payable                                    8,500        5,500
   Deferred revenue                                53,151       29,836
                                                 --------     --------
         Total current liabilities                 72,891       47,289
                                                 --------     --------
Deferred income taxes                               7,867        7,867
                                                 --------     --------

Long-term debt                                          -       20,800
                                                 --------     --------

Shareholders' equity:

   Preferred stock, $0.01 par value;
      5,000,000 shares authorized; issued
      and outstanding - none                            -            -
   Common stock, $0.01 par value; 20,000,000
      shares authorized; issued - 5,325,000
      shares; outstanding - 5,114,200 shares
      in 1999 and 5,155,450 shares in 1998             53           53
   Additional paid-in capital                      22,694       22,694
   Accumulated deficit                            (12,912)     (10,449)
                                                 --------     --------
         Total                                      9,835       12,298
   Treasury stock - at cost; 210,800 and
      169,550 shares of common stock in
      1999 and 1998                                (2,520)      (1,696)
                                                 --------     --------
         Total shareholders' equity                 7,315       10,602
                                                 --------     --------
         Total                                   $ 88,073     $ 86,558
                                                 ========     ========

      See accompanying notes to consolidated financial statements.

                              INTRAV, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)
                                 (Amounts in thousands)
                                                                          SIX MONTHS ENDED
                                                                               JUNE 30,
                                                                         -------------------
                                                                           1999       1998
                                                                         --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                            $  1,856   $  1,929
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                                      1,477        879
         Changes in assets and liabilities which provided
            (used) cash:
               Restricted cash                                              2,776    (13,641)
               Prepaid expenses and other assets                           (3,650)    (6,504)
               Other current assets                                          (819)      (567)
               Accounts payable and accrued expenses                         (753)      (333)
               Deferred revenue                                            23,315     24,295
                                                                         --------   --------
               Net cash provided by operating activities                   24,202      6,058
                                                                         --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                       (795)   (10,953)
   Proceeds from sales of marketable securities                             4,025      2,500
   Purchases of marketable securities                                           -     (2,555)
                                                                         --------   --------
               Net cash provided by (used in) investing
                  activities                                                3,230    (11,008)
                                                                         --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds (payments) of long-term debt                              (20,800)     5,350
   Purchase of common stock for treasury                                     (824)         -
   Proceeds from sale of treasury stock                                         -        766
   Dividends paid                                                          (1,279)    (1,277)
                                                                         --------   --------
               Net cash (used in) provided by financing
                  activities                                              (22,903)     4,839
                                                                         --------   --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                         4,529       (111)

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                                        845      5,951
                                                                         --------   --------

CASH AND CASH EQUIVALENTS,
   END OF PERIOD                                                         $  5,374   $  5,840
                                                                         ========   ========

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

The Stock Purchase Agreement in connection with the 1996 acquisition of Clipper from Windsor, Inc., a company controlled by Barney A. Ebsworth, the Company's founder, Chairman of the Board and majority shareholder, included additional consideration of up to $3,000 to the extent the cumulative net cruise revenues (as defined), of Clipper exceed $70,000 in the period January 1, 1997 through December 31, 2000. During the second quarter of 1999, net cruise revenues exceeded $73,000, and therefore, a promissory note in the amount of $3,000 due to Barney A. Ebsworth payable in February 2000 has been recorded in notes payable as of June 30, 1999. Due to the common ownership and control of Mr. Ebsworth over both INTRAV and Clipper, the acquisition was accounted for in a manner similar to the pooling-of-interests method and, accordingly, the additional consideration of $3,000 has been charged directly against shareholders' equity as of June 30, 1999.

On July 16, 1999, the Company, Kuoni Reisen Holding AG ("Kuoni"),
Kuoni Holding Delaware, Inc. (formerly known as Diamond Holding Delaware, Inc.), a wholly-owned subsidiary of Kuoni ("Kuoni Holding"), and Kuoni Acquisition Subsidiary Missouri, Inc. (formerly known as Diamond
Acquisition Subsidiary Missouri, Inc.), a wholly-owned subsidiary of Kuoni Holding ("Kuoni Acquisition Subsidiary") entered into an Agreement and
Plan of Merger (the "Merger Agreement") pursuant to which Kuoni will acquire control of, and the entire equity interest in, the Company and replace the Board of Directors of the Company. INTRAV will be acquired by Kuoni through the merger of Kuoni Acquisition Subsidiary with and into the Company. As a result of the merger, each INTRAV common share issued and outstanding when the merger becomes effective will be converted into the right to receive $21.32 in cash. Additionally, INTRAV has agreed to cause outstanding options to become payable for cash, equal to the difference between $21.32 and the per share exercise prices of such options. The aggregate purchase price for all of the equity will be approximately $115,000.

Pursuant to U.S. federal law, INTRAV'S two U.S. flag vessels (the M/V Yorktown Clipper and M/V Nantucket Clipper) must be owned by U.S. citizens in order to carry passengers on domestic cruises. A corporation is deemed to be a citizen if, among other things, at least 75% of its shares are owned by U.S. citizens. Kuoni is not a U.S. citizen, and as a result Kuoni Holding is deemed not to be a U.S. citizen.

In order to maintain the coastwise trade privileges of the two U.S. flag vessels and provide Kuoni with the use of them, the Merger Agreement requires that, immediately prior to the effective time of the merger, INTRAV sell or otherwise dispose of its U.S. flag vessels to such person or persons designated by Kuoni who are qualified to own and operate them in the coastwise trade. In addition, immediately prior to the effective time of the merger, INTRAV is required to enter into a time charter of the U.S. flag vessels, an operating agreement with respect to INTRAV's two non-U.S. flag vessels, and a transitional services agreement providing for certain transition services with the acquiror of the U.S. flag vessels.

Simultaneously with the execution of the Merger Agreement, Kuoni entered into a letter agreement with Paul H. Duynhouwer, INTRAV's President and Chief Executive Officer and an INTRAV director, which letter agreement outlines the proposed sale of the U.S. flag vessels to entities controlled by Mr. Duynhouwer. The letter agreement anticipates that INTRAV will sell the U.S. flag vessels to New World Ships, LLC. New World Ships, LLC will be 75.1% owned by Mr. Duynhouwer, and 24.9% owned by INTRAV or an affiliate. The total purchase price for the two U.S. flag vessels will be approximately $16,600 which represents the book value of the U.S. flag vessels.

Kuoni, founded in 1906 in Zurich, Switzerland, is one of Europe's largest travel companies with subsidiaries in 11 European countries, the Far East, India and the United States. A substantial part of the business volume is generated in the home country which makes Kuoni a market leader of the travel industry in Switzerland.

The Board of Directors of INTRAV unanimously approved the Merger Agreement, and received an opinion from its financial adviser, Stifel, Nicolaus & Company, Incorporated, that the consideration to be received by INTRAV's shareholders in the merger is fair to the INTRAV shareholders from a financial point of view. The transaction is subject to the approval of INTRAV's shareholders, the expiration of the waiting period under the applicable antitrust laws and other customary conditions.

Mr. Ebsworth, who currently owns approximately 74.8% of INTRAV's outstanding common stock, agreed to vote his shares in favor of approval of the merger. It is expected that the merger will be completed on or about September 30, 1999.

ACCOUNTING POLICIES

Interim Adjustments - The unaudited financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management of the Company, the financial statements include all adjustments, which consist of normal recurring accruals, necessary to present fairly the financial information for such periods. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1998 contained in the Company's Annual Report on Form 10-K, dated March 31, 1999, as filed with the Securities and Exchange Commission. Results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results which may be expected for the full year ending December 31, 1999.

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

                                                    Three Months Ended    Six Months Ended
                                                         June 30,             June 30,
                                                    ------------------    -----------------
                                                      1999      1998        1999     1998
                                                    --------  --------    -------- --------
Weighted average number of common shares
   outstanding (Basic EPS)                            5,114     5,112       5,117    5,101

Stock option equivalents                                110       128         120      111
                                                      -----     -----       -----    -----

Weighted average number of common shares
   and equivalents outstanding (Diluted EPS)          5,224     5,240       5,237    5,212
                                                      =====     =====       =====    =====

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

LONG-TERM DEBT

The Company has amended its revolving credit facility agreement with NationsBank, N.A., to increase available borrowings from $30,000 to $32,500 effective as of June 15, 1999 and allows for up to $17,500 in Letters of Credit. This agreement expires on November 1, 2003. The agreement includes provisions for periodic reductions of the available amount from $30,500 beginning December 31, 1999 to $17,500 at December 31, 2002. The Company had no borrowings and $9,192 in Letters of Credit outstanding under this facility as of June 30, 1999.

DIVIDEND DECLARATION

On July 29, 1999, the Company declared a dividend of $0.125 per share, for shareholders of record on September 30, 1999, to be paid October 15, 1999. On May 3, 1999, the Company declared a regular quarterly dividend of $0.125 per share, for shareholders of record on May 28, 1999, paid on June 15, 1999.

On August 3, 1998, the Company declared a regular quarterly dividend of $0.125 per share, for shareholders of record on August 31, 1998, paid on September 15, 1998. On May 1, 1998, the Company declared a regular quarterly dividend of $0.125 per share, for shareholders of record on May 29, 1998, paid on June 15, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION
-----------------------------------------------------------------------

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

RECENT EVENTS
On July 16, 1999, the Company, Kuoni Reisen Holding AG ("Kuoni"),
Kuoni Holding Delaware, Inc. (formerly known as Diamond Holding Delaware, Inc.), a wholly-owned subsidiary of Kuoni ("Kuoni Holding"), and Kuoni Acquisition Subsidiary Missouri, Inc. (formerly known as Diamond
Acquisition Subsidiary Missouri, Inc.), a wholly-owned subsidiary of Kuoni Holding ("Kuoni Acquisition Subsidiary") entered into an Agreement and
Plan of Merger (the "Merger Agreement") pursuant to which Kuoni will acquire control of, and the entire equity interest in, the Company and replace the Board of Directors of the Company. INTRAV will be acquired by Kuoni through the merger of Kuoni Acquisition Subsidiary with and into the Company. As a result of the merger, each INTRAV common share issued and outstanding when the merger becomes effective will be converted into the right to receive $21.32 in cash. Additionally, INTRAV has agreed to cause outstanding options to become payable for cash, equal to the difference between $21.32 and the per share exercise prices of such options. The aggregate purchase price will be approximately $115.0 million.

Pursuant to U.S. federal law, INTRAV'S two U.S. flag vessels (the M/V Yorktown Clipper and M/V Nantucket Clipper) must be owned by U.S. citizens in order to carry passengers on domestic cruises. A corporation is deemed to be a citizen if, among other things, at least 75% of its shares are owned by U.S. citizens. Kuoni is not a U.S. citizen, and as a result Kuoni Holding is deemed not to be a U.S. citizen.

In order to maintain the coastwise trade privileges of the two U.S. flag vessels and provide Kuoni with the use of them, the Merger Agreement requires that, immediately prior to the effective time of the merger, INTRAV sell or otherwise dispose of its U.S. flag vessels to such person or persons designated by Kuoni who are qualified to own and operate them in the coastwise trade. In addition, immediately prior to the effective time of the merger, INTRAV is required to enter into a time charter of the U.S. flag vessels, an operating agreement with respect to INTRAV's two non-U.S. flag vessels, and a transitional services agreement providing for certain transition services with the acquiror of the U.S. flag vessels.

Simultaneously with the execution of the Merger Agreement, Kuoni entered into a letter agreement with Paul H. Duynhouwer, INTRAV's President and Chief Executive Officer and an INTRAV director, which letter agreement outlines the proposed sale of the U.S. flag vessels to entities controlled by Mr. Duynhouwer. The letter agreement anticipates that INTRAV will sell the U.S. flag vessels to New World Ships, LLC. New World Ships, LLC will be 75.1% owned by Mr. Duynhouwer, and 24.9% owned by INTRAV or an affiliate.

The total purchase price for the two U.S. flag vessels will be approximately $16.6 million, which represents the book value of the U.S. flag vessels.

Kuoni, founded in 1906 in Zurich, Switzerland, is one of Europe's largest travel companies with subsidiaries in 11 European countries, the Far East, India and the United States. A substantial part of the business volume is generated in the home country which makes Kuoni a market leader of the travel industry in Switzerland.

The Board of Directors of INTRAV has unanimously approved the Merger Agreement, and received an opinion from its financial adviser, Stifel, Nicolaus & Company Incorporated, that the consideration to be received by INTRAV's shareholders in the merger is fair to the INTRAV shareholders from a financial point of view. The transaction is subject to the approval of INTRAV's shareholders, the expiration of the waiting period under the applicable antitrust laws and other customary conditions.

INTRAV's founding shareholder, who currently owns approximately 74.8% of INTRAV's outstanding common stock, has agreed to vote his shares in favor of approval of the merger. It is expected that the merger will be completed by September 30, 1999.

REVENUES

Revenues for the three months ended June 30, 1999 compared to the second quarter of 1998 increased $4.6 million, or 21.0%, from $22.1 million to $26.7 million. The increase in revenues was primarily attributable to a new private jet program operating in June of 1999 and an increase in the number of travelers from 4,835 in 1998 to 4,911 in 1999. The average revenue per traveler increased $874, from $4,562 in 1998 to $5,436 in 1999, due to a higher percentage of revenues derived from small-ship programs and the private jet program mentioned above. Revenues included $0.4 million of charter hire revenue pertaining to our bareboat charter of the M/S Clipper Odyssey to Spice Islands Cruises Ltd., former owner of the M/S Clipper Odyssey.

Revenues for the six months ended June 30, 1999 compared to the first six months of 1998 increased $3.8 million, or 7.8%, from $48.8 million to $52.6 million. The average revenue per traveler increased $843, from $4,501 in 1998 to $5,344 in 1999, due to a higher percentage of revenues derived from private jet programs and small-ship programs replacing certain big-ship programs.

The following table presents for the periods indicated the Company's revenues by mode of transportation:

                            THREE MONTHS ENDED               SIX MONTHS ENDED
                                  JUNE 30,                       JUNE 30,
                         -----------------------         -----------------------
                           1999            1998            1999           1998
                         -------         -------         -------         -------
                             (in thousands)                   (in thousands)
Small ships              $19,698         $17,048         $35,368         $30,485
Private jets               2,541              -            5,506           3,009
Big ships                  2,355           1,259           6,921          10,012
Other                      2,102           3,750           4,776           5,270
                         -------         -------         -------         -------

   Total                 $26,696         $22,057         $52,571         $48,776
                         =======         =======         =======         =======

COST OF OPERATIONS

Cost of operations for the three months ended June 30, 1999 compared to the second quarter of 1998 increased $3.3 million, or 19.9%, from $16.6 million to $19.9 million. This increase was primarily attributable to the new private jet program and increased number of travelers mentioned above. Cost of operations declined as a percentage of revenues from 75.3% in 1998 to 74.6% in 1999 due primarily to the increase in revenues from higher margin small-ship and private jet programs.

Cost of operations for the six months ended June 30, 1999 compared to the corresponding period of 1998 increased $1.7 million, or 4.4%, from $38.2 million to $39.9 million. This increase was primarily attributable to the new private jet program and the additional three months of operating activity of the M/S Clipper Adventurer in the 1999 period. Cost of operations declined as a percentage of revenues from 78.4% in 1998 to 75.9% in 1999 due primarily to the Company's reducing its lower yielding big-ship cruise programs and increasing its higher margin small-ship and private jet programs.

GROSS PROFIT

Gross profit for the three months ended June 30, 1999 compared to the second quarter of 1998 increased $1.3 million, or 24.6%, from $5.4 million to $6.8 million. Gross profit as a percentage of program revenues increased from 24.7% in 1998 to 25.4% in 1999.

Gross profit for the six months ended June 30, 1999 compared to the first six months of 1998 increased $2.1 million, or 20.0%, from $10.6 million to $12.7 million. Gross profit as a percentage of program revenues increased from 21.6% in 1998 to 24.1% in 1999. The increases in gross profit and gross profit margin for both the second quarter and six months were attributable to the Company's continued focus on higher margin travel programs and the M/S Clipper Odyssey charter hire revenue.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the three months ended June 30, 1999 compared to the second quarter of 1998 increased $0.7 million, or 19.4%, from $3.5 million to $4.2 million. This increase was primarily attributable to additional administrative personnel associated with the planned start-up of M/S Clipper Odyssey programs in November 1999 and $0.2 million of non-recurring transaction expenses relating to our attempted secondary common stock offering in April 1999. Nonetheless, selling, general and administrative expenses decreased as a percentage of revenues from 15.8% in 1998 to 15.6% in 1999 as a result of increased revenues.

Selling, general and administrative expenses for the six months ended June 30, 1999 compared to the first six months of 1998 increased $1.2 million, or 18.2%, from $6.9 million to $8.1 million. Selling, general and administrative expenses increased as a percentage of revenues from 14.0% in 1998 to 15.4% in 1999. This increase for the six months was primarily attributable to additional administrative personnel associated with the M/S Clipper Adventurer and the planned start-up of the M/S Clipper Odyssey, additional selling expenses associated with special Millennium trips, and $0.2 million of non-recurring transaction expenses relating to our attempted secondary common stock offering in April 1999.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization, primarily relating to the Company-owned cruise ships and internally developed software, for the three months ended June 30, 1999 compared to the second quarter of 1998 increased $0.3 million, or 47.4%, from $0.5 million to $0.8 million. The increase was primarily due to the depreciation of the M/S Clipper Odyssey, which was acquired in November 1998 and is currently on charter to its former owners. Depreciation and amortization increased as a percentage of program revenues from 2.3% in 1998 to 2.8% in 1999.

Depreciation and amortization for the six months ended June 30, 1999 compared to the first six months of 1998 increased $0.6 million, or 70.0%, from $0.9 million to $1.5 million. The increase was primarily due to the depreciation of the M/S Clipper Adventurer which began operations in April 1998 and the M/S Clipper Odyssey which was acquired in November 1998. Depreciation and amortization increased as a percentage of program revenues from 1.8% in 1998 to 2.8% in 1999.

INVESTMENT INCOME

Investment income for the three months ended June 30, 1999 compared to the second quarter of 1998 decreased $78 thousand from $290 thousand to $212 thousand. This decrease was due primarily to a decrease in investable cash balances. The Company replaced certain escrowed funds with a surety bond and letters of credit, and used those previously escrowed funds to repay the outstanding borrowings under the revolving credit facility. The average monthly balance of cash and marketable securities decreased from $23.2 million in the second quarter of 1998 to $15.0 million in the second quarter of 1999, while the average interest rate was 5.0% in 1998 and 5.7% in 1999.

Investment income for the six months ended June 30, 1999 compared to the first six months of 1998 decreased $96 thousand from $438 thousand to $342 thousand. This decrease was due primarily to a decrease in investable cash balances as noted above. The average monthly balance of cash and marketable securities decreased from $18.1 million in the first six months of 1998 to $13.4 million in the first six months of 1999, while the average interest rate was 4.8% in 1998 and 5.1% in 1999.

INTEREST EXPENSE

Interest expense incurred for the three months ended June 30, 1999 was $219 thousand, of which $165 thousand was attributable to the Company's bank revolving credit facility and $54 thousand was attributable to the $5.5 million one-year promissory note to Spice Islands (the seller of the Oceanic Odyssey). In 1998, the Company capitalized $30 thousand of interest expense incurred in the second quarter related to the conversion of the M/S Clipper Adventurer.

Interest expense incurred for the six months ended June 30, 1999 was $535 thousand, of which $426 thousand was attributable to the Company's bank revolving credit facility and $109 thousand was attributable to the $5.5 million one-year promissory note to Spice Islands. In 1998, the Company capitalized $270 thousand of interest expense incurred in the first six months related to the conversion of the M/S Clipper Adventurer, and expensed $263 thousand.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its operations, capital expenditures and dividend payments primarily through cash flows generated from operations and its bank revolving credit facility.

Net cash provided by operating activities for the six months ended June 30, 1999 and 1998 was $24.2 million and $6.1 million, respectively. Included in cash provided by operating activities for the six months ended June 30, 1999 was $1.9 million from net income, $2.8 million from restricted cash and $23.3 million from deferred revenue, partially offset by $3.7 million used for prepaid expenses and other assets, $0.8 million used to reduce accounts payable and accrued expenses and $0.8 million used for other current assets.

The Company generally recognizes revenues as income upon the completion of each tour or cruise. Deferred revenue balances consist of amounts received from travelers for tours and cruises which have not been completed. Of the $53.2 million of deferred revenue at June 30, 1999, approximately $21.7 million, or 40.9%, related to tour and cruise departures, scheduled to be completed by September 30, 1999, and $7.0 million or 13.2% related to specially promoted Millennium programs scheduled to be completed by January 17, 2000.

Net cash provided by (used in) investing activities for the six months ended June 30, 1999 and 1998 was $3.2 million and ($11.0 million), respectively. Included in cash provided by investing activities for the six months ended June 30, 1999 was $4.0 million provided by proceeds from the sale of marketable securities, offset by $0.8 million used in the purchase of property and equipment.

Net cash provided by (used in) financing activities for the six months ended June 30, 1999 and 1998 was ($22.9 million) and $4.8 million, respectively. During the six months ended June 30, 1999, the Company repaid $20.8 million of its borrowings under the revolving credit facility, with cash made available primarily by replacing certain cash escrow requirements with a surety bond and letters of credit. The Company also paid dividends of $1.3 million and repurchased 41,250 shares of common stock in the open market, for an aggregate of $0.8 million during the first quarter of 1999.

In November 1998, the Company completed the purchase of the 120-passenger luxury cruise ship Oceanic Odyssey from Spice Islands, a non-affiliated third party for a purchase price of $16.0 million. The Company made a cash payment of $10.5 million, funded by borrowings from its revolving credit facility, and delivered its one-year promissory note in the amount of $5.5 million at the time of closing. Cash flow from operations together with draws against the revolving credit facility will provide an additional $3.6 million for renovation of the M/S Clipper Odyssey, for retirement of the $5.5 million one-year note payable to the seller of the M/S Clipper Odyssey, for payment of the $3.0 million note payable to Barney A. Ebsworth as additional consideration for the acquisition of Clipper and for other capital expenditures as needed.

In March 1999, the Company filed with the Securities and Exchange Commission a registration statement for the proposed public offering by the Company of 500,000 shares of common stock and by the Revocable Trust of Barney A. Ebsworth of 2,000,000 shares of common stock (plus an aggregate of up to 375,000 shares which may be sold pursuant to an over-allotment option granted to the underwriters). The Company withdrew the registration statement due to adverse market conditions.

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

The Company has initiated a Year 2000 compliance program. As part of its compliance program, the Company has developed a plan to: (1) identify all "business-critical" software that requires modification for the Year 2000 and complete an estimate of the time and other resources required to complete software modifications; (2) receive written or oral confirmation from its "business-critical" vendors that the services or equipment supplied by such vendors is or will be Year 2000 compliant; (3) institute a formal communication process to keep senior management and the Board of Directors of the Company apprised of significant Year 2000 issues; and
(4) develop a schedule for completing necessary Year 2000 modifications in a timely manner. The Company has completed the inventory and assessment phases and is in progress with the remediation, testing, and implementation phases of its Year 2000 plan for "business-critical" infrastructure and application software.

The Company's plan has been implemented through various phases, depending upon the functional area and the internal or external nature of the system involved. For internal systems, the Company has progressed furthest and is generally in the testing and implementation phase, notably for its internally-developed passenger billing and reservation system. Much of this application has been tested and implemented. The remaining "business critical" modules are in the testing phase and will be implemented during the third quarter of 1999. A substantial portion of the other office-based software and hardware is believed to be Year 2000 compliant based upon vendor representations, with systems testing in progress. The Company has completed the inventory, assessment and detailed analysis phases of its Year 2000 plan for ship-based "business-critical" navigational and operational equipment and systems. Management believes these "business-critical" systems for the Company's four ships were Year 2000 compliant as of June 30, 1999.

The Company believes that the final phases of its Year 2000 plan will be completed in advance of December 31, 1999. The Company has not incurred and, based upon the information available to the Company at this time, does not expect to incur significant expenditures to address the Year 2000 issue. Year 2000 expenses to the Company, consisting primarily of personnel time, the accelerated replacement of systems and software, and outside consultation have totaled less than $0.2 million for the three years ended December 31, 1998. Year 2000 expenses for the six months ended June 30, 1999, totaled less than $0.1 million. Projected costs to the Company for the completion of its Year 2000 program are expected to be less than $0.6 million. The Company does not believe that its Year 2000 program has resulted in or will result in the postponement of its other significant information technology projects.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

(a) The Company's principal interest rate risk is associated with its long-term debt. The Company has a $32.5 million revolving credit facility with a bank which expires on November 1, 2003. The Company may select among various borrowing arrangements with varying maturities and interest rates. During the first six months of 1999, the annual interest rates on the borrowings ranged from 6.4% to 6.9%. Assuming a hypothetical 1% increase in the weighted-average interest rate during the first six months of 1999, interest expense would have increased $63 thousand.

     The Company enters into non-U.S. currency commitments for the charter of cruise ships and aircraft for its international travel programs. The Company may enter into forward contracts to buy foreign currency at a stated U.S. dollar amount to hedge against fluctuating currency values. As of June 30, 1999, the Company had non-U.S. currency commitments equivalent to $1.5 million, of which the Company has purchased forward contracts with a U.S. dollar equivalency of $1.5 million. Therefore, management believes the fluctuations in currency values would not have a material effect on the Company's cash flows or earnings.

                      PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS
------------------------------------------------------------------------------

(a) The Annual Meeting of Shareholders of Registrant was held on May 21, 1999. Of 5,114,200 shares issued, outstanding and eligible to be voted at the meeting, more than a majority of the shares, constituting a quorum, were represented in person or by proxy at the meeting. One matter was submitted to a vote of the security holders at the meeting, the election of two Class I directors, each to continue in office until the year 2002. Upon tabulation of the votes cast, it was determined that both nominees had been elected. The voting results are as set forth below:

(b) Because Registrant has a staggered Board, the term of office of the following named Class II and Class III directors, who were not up for election at the 1999 Annual Meeting, continued after the meeting:

     Class II (to continue in office until 2000):

     Paul H. Duynhouwer
     Robert H. Chapman

     Class III (to continue in office until 2001):

     Barney A. Ebsworth
     John B. Biggs, Jr.

(c) The following nominees for election as director received the votes indicated:

           Name                  For        Withheld   Abstain
           ----                  ---        --------   -------

     William H. T. Bush       4,995,191      18,074       0

     Wayne L. Smith II        4,994,791      18,474       0


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------------------------------------------

(a)  EXHIBITS.


2(i) Agreement and Plan of Merger, dated as of July 16, 1999, by and among Kuoni Reisen Holding AG, Diamond Holding Delaware, Inc., Diamond Acquisition Subsidiary Missouri, Inc. and Intrav, Inc., filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K, dated July 16, 1999, is incorporated herein by reference.

3(i)(a) Restated Articles of Incorporation of the Registrant, filed as Exhibit 3(i) to the Registrant's Registration Statement on Form S-1 (No. 33-90444), is incorporated herein by reference.

3(i)(b)   Amendment to Restated Articles of Incorporation of the
          Registrant, filed as Exhibit 3(i)(b) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998, is incorporated herein by reference.

3(ii)(a)  Amended and Restated Bylaws of the Registrant, filed as
          Exhibit 3(ii) to the Registrant's Registration Statement on Form S-1 (No. 33-90444), is incorporated herein by reference.

3(ii)(b)  Amendment to Amended and Restated Bylaws of the Registrant.


10(i) Amendment No. 2 to Loan Agreement, dated June 15, 1999, by and between the Registrant and Nations Bank, N.A.

27(i)     Financial Data Schedule.

(b)  REPORTS ON FORM 8-K.

     The Registrant filed no Current Reports on Form 8-K during the quarter ended June 30, 1999. However, a Current Report on Form 8-K was filed on July 22, 1999. Under Item 5 in that Report, the Registrant disclosed that on July 16, 1999, the Registrant entered into an Agreement and Plan of Merger with Kuoni Reisen Holding AG, a Swiss corporation incorporated in the Canton of Zurich, Switzerland ("Kuoni"), Diamond Holding Delaware, Inc., a Delaware corporation, and Diamond Acquisition Subsidiary Missouri, Inc., a Missouri corporation and wholly owned subsidiary of Kuoni ("Acquisition"), pursuant to which Acquisition will be merged with and into Intrav (the "Merger"). In accordance with the Merger Agreement, each share of Intrav common stock, $.01 par value (the "Intrav Common Stock"), outstanding immediately prior to the effective time of the Merger (the "Effective Time") will be converted into the right to receive $21.32 (the "Merger Consideration"). In addition, at the Effective Time, each right with respect to Intrav Common Stock pursuant to a stock option outstanding at the Effective Time, whether or not then exercisable, will be converted into the right to receive an amount in cash equal to the product of the number of shares of Intrav Common Stock subject to the option and the difference, if any, between the Merger Consideration and the exercise price of such option. The Form 8-K also briefly described the terms of a Majority Shareholder Agreement, dated as of July 16, 1999, pursuant to which The Revocable Trust of Barney A. Ebsworth, dated July 23, 1986, as amended (the "Trust"), which has voting power over approximately 74.8% of the outstanding shares of Intrav Common Stock, based upon 5,114,200 shares of Intrav Common Stock outstanding on July 16, 1999, agreed to vote all shares of Intrav Common Stock held by the Trust in favor of the Merger Agreement and the Merger. In addition, the Trust granted to Kuoni an irrevocable option to purchase at a price of $21.32 per share, under certain circumstances, up to 24.9% of the total number of shares of Intrav Common Stock outstanding on the date of exercise of the option.

Under Item 7 of the Form 8-K, the following documents were filed as exhibits thereto:

2.1 Agreement and Plan of Merger, dated as of July 16, 1999, by and among Kuoni Reisen Holding AG, Diamond Holding Delaware, Inc., Diamond Acquisition Subsidiary Missouri, Inc. and
          Intrav, Inc.

2.2 Majority Shareholder Agreement, dated as of July 16, 1999, by and among Kuoni Reisen Holding AG and The Revocable Trust of Barney A. Ebsworth, dated July 23, 1986, as amended and Barney A. Ebsworth.

99.1 Text of press release, dated July 16, 1999, issued by Intrav, Inc.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       INTRAV, INC.
                                       (Registrant)


Date: August 3, 1999               /s/  Wayne L. Smith II
                                   -------------------------------------
                                   Wayne L. Smith II
                                   Executive Vice President and Chief
                                   Financial Officer
                                   (Principal Financial Officer)

                                EXHIBIT INDEX

Exhibit
Number                           Description
-------                          -----------

2(i) Agreement and Plan of Merger, dated as of July 16, 1999, by and among Kuoni Reisen Holding AG, Diamond Holding Delaware, Inc., Diamond Acquisition Subsidiary Missouri, Inc. and Intrav, Inc., filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K, dated July 16, 1999, is incorporated herein by reference.

3(i)(a) Restated Articles of Incorporation of the Registrant, filed as Exhibit 3(i) to the Registrant's Registration Statement on Form S-1 (No. 33-90444), is incorporated herein by reference.

3(i)(b)   Amendment to Restated Articles of Incorporation of the
          Registrant, filed as Exhibit 3(i)(b) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998, is incorporated herein by reference.

3(ii)(a)  Amended and Restated Bylaws of the Registrant, filed as
          Exhibit 3(ii) to the Registrant's Registration Statement on Form S-1 (No. 33-90444), is incorporated herein by reference.

3(ii)(b)  Amendment to Amended and Restated Bylaws of the Registrant.

10(i) Amendment No. 2 to Loan Agreement, dated June 15, 1999, by and between the Registrant and Nations Bank, N.A.

27(i)     Financial Data Schedule.